Form 10-Q
period 1994-01-01
SHAW INDUSTRIES INC
filed 1994-02-14
CIK 89498

                     SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                           ______________


                             FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  January 1, 1994

                              OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________________to__________________


                          Commission file number        1-6853

                                      SHAW INDUSTRIES, INC.
                      (Exact name of registrant as specified in its charter)

                                          GEORGIA
             (State or other jurisdiction of incorporation or organization)

                                       58-1032521
                           (I.R.S. Employer Identification No.)

             616 E. WALNUT AVENUE,    DALTON, GEORGIA     30720
             (Address of principal executive offices)   (Zip Code)


          Registrant's telephone number, including area code (706) 278-3812

                                        NOT APPLICABLE
Former name, former address and former fiscal year, if changed since last report.

    Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

        APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: February 4, 1994 -143,822,962 shares

                            SHAW INDUSTRIES, INC.
                                 FORM 10- Q
                              JANUARY 1, 1994


                                I N D E X






PART I - FINANCIAL INFORMATION                            PAGE NUMBER

     Consolidated Balance Sheets - January 1, 1994
          and July 3, 1993                                   1-2

     Consolidated Statements of Income and Retained
          Earnings -
               For the Three Months Ended
               January 1, 1994 and
               December 26, 1992                               3

               For the Six Months Ended
               January 1, 1994 and
               December 26, 1992                               4

     Consolidated Statements of Cash Flows -
               For the Six Months Ended
               January 1, 1994 and
               December 26, 1992                               5

     Notes to Consolidated Financial Statements              6-8

     Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations                                     9-10

PART II - OTHER INFORMATION                                11-12

SIGNATURES                                                    13



PART 1 - ITEM ONE - FINANCIAL INFORMATION

                                                        SHAW INDUSTRIES, INC.
                                                     CONSOLIDATED BALANCE SHEETS
                                                           (UNAUDITED)

                                                            ASSETS

                                                                          January 1, 1994        July 3, 1993
                                                                          --------------        --------------
CURRENT ASSETS:

     Cash                                                               $    12,741,000       $    35,807,000
                                                                          --------------        --------------
     Temporary cash investments                                              19,998,000            11,738,000
                                                                          --------------        --------------
     Accounts and notes receivable, less
         allowance for doubtful accounts and
         discounts of $13,051,000 and $14,342,000                           307,786,000           307,241,000
                                                                          --------------        --------------

     Inventories -
          Raw materials                                                     205,100,000           191,684,000
          Work-in-process                                                    26,890,000            24,066,000
          Finished goods                                                    211,373,000           185,977,000
                                                                          --------------        --------------
                                                                            443,363,000           401,727,000
                                                                          --------------        --------------
     Prepaid expenses                                                        26,445,000             4,080,000
                                                                          --------------        --------------
                    TOTAL CURRENT ASSETS                                    810,333,000           760,593,000
                                                                          --------------        --------------
PROPERTY, PLANT AND EQUIPMENT,
   at cost:

     Land and land improvements                                              24,777,000            17,484,000
     Building and leasehold improvements                                    220,212,000           196,984,000
     Machinery and equipment                                                709,061,000           641,080,000
     Construction in progress                                                41,837,000            19,878,000
                                                                          --------------        --------------
                                                                            995,887,000           875,426,000
     Less - Accumulated depreciation                                        444,014,000           401,988,000
                                                                          --------------        --------------
                                                                            551,873,000           473,438,000
                                                                          --------------        --------------
OTHER ASSETS                                                                 92,060,000            46,379,000
                                                                          --------------        --------------
                   TOTAL ASSETS                                         $ 1,454,266,000       $ 1,280,410,000
                                                                          ==============        ==============













                                                     LIABILITIES AND SHAREHOLDERS' INVESTMENT



                                                                          January 1, 1994        July 3, 1993
                                                                          --------------        --------------
CURRENT LIABILITIES:

     Notes payable                                                      $    20,000,000       $    20,000,000
     Current maturities of long-term debt                                    71,521,000            69,648,000
     Accounts payable                                                       164,359,000           140,044,000
     Accrued liabilities                                                    117,008,000            95,605,000
     Accrued income taxes                                                           -0-             1,349,000
                                                                          --------------        --------------
          TOTAL CURRENT LIABILITIES                                         372,888,000           326,646,000
                                                                          --------------        --------------
LONG-TERM DEBT, less current maturities above                               317,914,000           248,309,000
                                                                          --------------        --------------
DEFERRED INCOME TAXES                                                        29,437,000            26,700,000
                                                                          --------------        --------------
OTHER CREDITS                                                                10,197,000             8,707,000
                                                                          --------------        --------------

SHAREHOLDERS' INVESTMENT:

     Common stock, no par, $1.11 stated value,
          authorized 500,000,000 shares; 143,522,462
          shares issued at January 1, 1994 and
          71,551,798 shares issued at July 3, 1993                          159,311,000            79,423,000
     Paid-in capital                                                        217,348,000           293,608,000
     Foreign currency translation adjustment                                   (594,000)              131,000
     Retained earnings                                                      348,234,000           297,754,000
                                                                          --------------        --------------
                                                                            724,299,000           670,916,000
     Less -Unearned compensation                                                469,000               868,000
                                                                          --------------        --------------
          Total Shareholders' Investment                                    723,830,000           670,048,000
                                                                          --------------        --------------

TOTAL LIABILITIES AND SHAREHOLDERS'
     INVESTMENT                                                         $ 1,454,266,000       $ 1,280,410,000
                                                                          ==============        ==============











The accompanying notes are an integral part of these consolidated financial statements.










                                                                     SHAW INDUSTRIES, INC.
                                                    CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                                                        (UNAUDITED)

                                                                                       THREE MONTHS ENDED
                                                                          ------------------------------------
                                                                          January 1, 1994      December 26, 1992
                                                                          --------------        --------------
NET SALES                                                               $   638,173,000       $   585,395,000
                                                                          --------------        --------------
COSTS AND EXPENSES:
     Cost of sales                                                          508,479,000           470,506,000
     Selling expense                                                         54,076,000            47,352,000
     General and administrative expense                                      24,830,000            20,249,000
                                                                          --------------        --------------
                                                                            587,385,000           538,107,000
                                                                          --------------        --------------
OPERATING INCOME                                                             50,788,000            47,288,000
                                                                          --------------        --------------
OTHER EXPENSE (INCOME):
     Interest expense                                                         6,911,000             7,420,000
     Interest income                                                           (484,000)              (68,000)
                                                                          --------------        --------------
          Interest, net                                                       6,427,000             7,352,000
     Miscellaneous, net                                                      (2,177,000)               34,000
                                                                          --------------        --------------
          Total                                                               4,250,000             7,386,000
                                                                          --------------        --------------
INCOME BEFORE INCOME TAXES                                                   46,538,000            39,902,000
                                                                          --------------        --------------
PROVISION FOR INCOME TAXES                                                   17,266,000            15,362,000
                                                                          --------------        --------------
NET INCOME                                                              $    29,272,000       $    24,540,000
                                                                          ==============        ==============
EARNINGS PER COMMON SHARE:
     Primary                                                            $           .20       $           .18
                                                                          ==============        ==============
     Fully diluted                                                      $           .20       $           .18
                                                                          ==============        ==============
RETAINED EARNINGS:
     Beginning of period                                                $   325,417,000       $   233,558,000
     Add-net income                                                          29,272,000            24,540,000
     Deduct - dividends paid                                                  6,455,000             4,963,000
                                                                          --------------        --------------
     End of period                                                      $   348,234,000       $   253,135,000
                                                                          ==============        ==============



The accompanying notes are an integral part of these consolidated financial statements.














                                                                     SHAW INDUSTRIES, INC.
                                                    CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                                                        (UNAUDITED)

                                                                                       SIX  MONTHS ENDED
                                                                          ------------------------------------
                                                                          January 1, 1994      December 26, 1992
                                                                          --------------        --------------
NET SALES                                                               $ 1,287,689,000       $ 1,132,217,000
                                                                          --------------        --------------
COSTS AND EXPENSES:
     Cost of sales                                                        1,020,694,000           908,614,000
     Selling expense                                                        105,634,000            93,475,000
     General and administrative expense                                      49,453,000            40,351,000
                                                                          --------------        --------------
                                                                          1,175,781,000         1,042,440,000
                                                                          --------------        --------------
OPERATING INCOME                                                            111,908,000            89,777,000
                                                                          --------------        --------------
OTHER EXPENSE (INCOME):
     Interest expense                                                        12,747,000            14,502,000
     Interest income                                                           (772,000)             (114,000)
                                                                          --------------        --------------
          Interest, net                                                      11,975,000            14,388,000
     Miscellaneous, net                                                      (2,153,000)               16,000
                                                                          --------------        --------------
          Total                                                               9,822,000            14,404,000
                                                                          --------------        --------------
INCOME BEFORE INCOME TAXES                                                  102,086,000            75,373,000
                                                                          --------------        --------------
PROVISION FOR INCOME TAXES                                                   38,718,000            29,018,000
                                                                          --------------        --------------
NET INCOME                                                              $    63,368,000       $    46,355,000
                                                                          ==============        ==============
EARNINGS PER COMMON SHARE:
     Primary                                                            $           .44       $           .34
                                                                          ==============        ==============
     Fully diluted                                                      $           .44       $           .34
                                                                          ==============        ==============
RETAINED EARNINGS:
     Beginning of period                                                $   297,754,000       $   216,693,000
     Add-net income                                                          63,368,000            46,355,000
     Deduct - dividends paid                                                 12,888,000             9,913,000
                                                                          --------------        --------------
     End of period                                                      $   348,234,000       $   253,135,000
                                                                          ==============        ==============



The accompanying notes are an integral part of these consolidated financial statements.











                                                            SHAW INDUSTRIES, INC.
                                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                (UNAUDITED)

                                                                                     SIX MONTHS ENDED
                                                                                   --------------------
                                                                          January 1, 1994       December 26, 1992
                                                                          --------------        --------------
OPERATING ACTIVITIES:
     Net Income                                                         $    63,368,000       $    46,355,000
                                                                          --------------        --------------
     Adjustments to Reconcile Net Income to Net
           Cash Provided by Operating Activities:
             Depreciation and amortization                                   42,944,000            33,930,000
             Provision for doubtful accounts                                  6,343,000             4,800,000
             Stock option compensation expense                                  399,000               398,000
             Change in assets and liabilities, net of acquisitions:
                 Accounts receivable                                         34,405,000            (4,885,000)
                 Inventories                                                 (9,407,000)           47,598,000
                 Prepaid expenses                                           (21,998,000)           (3,725,000)
                 Other assets                                                (3,566,000)          (12,034,000)
                 Trade accounts payable                                      (9,977,000)           (7,683,000)
                 Other accrued liabilities                                   (2,097,000)           (2,621,000)
                 Income taxes payable                                        (1,454,000)           (7,215,000)
                 Deferred income taxes                                        2,737,000             1,898,000
                 Other, net                                                     147,000               843,000
                                                                          --------------        --------------
                      Total Adjustments                                      38,476,000            51,304,000
                                                                          --------------        --------------
                 Net Cash Provided by Operating Activities                  101,844,000            97,659,000
                                                                          --------------        --------------
INVESTING ACTIVITIES:
     Additions to property, plant and equipment                             (56,610,000)          (18,676,000)
     Purchase of Abingdon Carpets                                           (20,802,000)                    0
     Purchase of Capital Carpet Industries                                  (41,624,000)                    0
     Decrease in temporary cash investments                                     589,000                     0
     Purchase of polypropylene fiber business                                         0           (93,000,000)
                                                                          --------------        --------------
                 Net Cash Used in Investing Activities                     (118,447,000)         (111,676,000)
                                                                          --------------        --------------
FINANCING ACTIVITIES:
     Principal payments under capital lease obligations                      (2,370,000)           (5,867,000)
     Increase in long-term debt                                              45,000,000                     0
     Principal payments on long-term debt                                   (33,387,000)          (24,690,000)
     Increase in short-term notes payable                                             0            15,000,000
     Exercise of stock options                                                  575,000               501,000
     Dividends paid                                                         (12,888,000)           (9,913,000)
     Purchase and retirement of common stock                                 (3,393,000)                    0
     Proceeds from sale of stock                                                      0           125,326,000
                                                                          --------------        --------------
                 Net Cash (Used) Provided in Financing Activities            (6,463,000)          100,357,000
                                                                          --------------        --------------
NET INCREASE (DECREASE) IN CASH                                             (23,066,000)           86,340,000

CASH AT BEGINNING OF PERIOD                                                  35,807,000            16,703,000
                                                                          --------------        --------------
CASH AT END OF PERIOD                                                   $    12,741,000       $   103,043,000
                                                                          ==============        ==============
SUPPLEMENTAL DISCLOSURES OF CASH
     FLOW INFORMATION:
     Cash paid during the period for -
          Interest                                                      $    11,707,000       $    14,155,000
          Income taxes                                                  $    44,996,000       $    35,839,000
     Noncash capital lease obligations                                  $       378,000       $     1,052,000


The accompanying notes are an integral part of these consolidated financial statements.




                                  SHAW INDUSTRIES, INC.
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JANUARY 1, 1994

                                     (UNAUDITED)

              _______________________________________________________________

1. The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the 1993 Annual Report on Form 10-K. In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position as of January 1, 1994 and the results of operations for the three and six months then ended and cash flows for the six months then ended. These adjustments were of a normal recurring nature. The results of operations for the six months ended January 1, 1994 are not necessarily indicative of the results to be expected for the year ending July 2, 1994.

              The Company uses the last-in, first-out (LIFO) method of valuing substantially all of its inventories in order to more properly match current costs against current revenues, thereby reducing the effects of inflation on earnings. If LIFO inventories were valued at current costs, the inventories would have been $8,061,000 and $5,984,000 lower at January 1, 1994 and at July 3, 1993, respectively. Certain of the Company's physical inventories are taken on a weekly, monthly or quarterly basis and the Company computes the LIFO inventory amount on a quarterly basis after considering anticipated prices, quantities and product mix as of year-end.

              During the quarter ended January 1, 1994, the Company completed a two-for-one split of its common stock. The stock split was effected in the form of a 100 percent stock dividend on the company's common stock, which was distributed on December 22, 1993 to owners of record at the close of business on December 8, 1993. For all periods shown, financial data have been restated to reflect the split.

2. The weighted average number of shares used in computing earnings per share for the three months and six months ended January 1, 1994 and December 26, 1992 were as follows:

                                  Three Months Ended
                        January 1, 1994          December 26, 1992

    Primary                145,426,701         136,231,608

    Fully diluted          145,575,368         136,320,034

                                       Six Months Ended
                              January 1, 1994         December 26, 1992

      Primary                   145,256,565              135,430,010

      Fully diluted             145,287,939              135,552,350


      See Computation of Per Share Earnings - Exhibit 11.

3. During the first quarter of fiscal 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." SFAS No. 109 requires a change in accounting for income taxes to the asset and liability approach. SFAS No. 109 uses the method under which deferred tax assets and liabilities are determined based on the difference between the financial accounting and tax accounting basis of assets and liabilities. Deferred tax assets or liabilities at the end of each period are determined using the currently enacted tax rate expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized. There was no cumulative effect resulting from this change.


      Components of the net deferred income tax liability at July 3, 1993 are shown below (in thousands):

      Deferred income tax assets:
        Accrued advertising expense not currently deductible          $ 4,576
        Reserve for cash discounts and bad debts                        5,588
        Employee benefit accruals not currently deductible             12,587
        Reserve for returns and allowances                              7,994
                                                                       30,745

      Deferred income tax liabilities:
        Book basis of inventory over tax basis                       (18,995)
        Property tax accrual                                          (1,685)
        Book basis of property, plant and equipment over tax basis   (35,112)
        Other                                                         (2,596)
                                                                     (58,388)

      Net deferred income tax liability                             $(27,643)

      Accrued income taxes include $943,000 of current deferred income taxes at July 3, 1993.

4. On September 25, 1992, the Company acquired Amoco Fabrics and Fibers Company's ("Amoco Fibers") polypropylene carpet fiber inventories and manufacturing facilities located in Andalusia, Alabama, and Bainbridge, Georgia. The Company is now producing polypropylene carpet fiber at these facilities for both its own use and for sale to other manufacturers. The acquisition has been accounted for as a purchase transaction, and accordingly, the results of Amoco Fibers have been included in the Company's financial statements since September 26, 1992.

              On March 31, 1993, the Company acquired Kosset Carpets Ltd., in Bradford, England. This launched Shaw's direct marketing efforts into the United Kingdom and European market segments. Kosset, the largest single site manufacturer of carpet in England, produces both tufted and Axminster woven products. The acquisition has been accounted for as a purchase transaction, and accordingly, the results of operations of Kosset have been included in the Company's financial statements since April 1, 1993.



              On July 12, 1993, the Company formed a joint venture through which it acquired an interest in Capital Carpet Industries, Pty., Ltd., ("CCI") Melbourne, Victoria, Australia and Invicta Group Industries, Pty., Ltd., Braybrook, Victoria, Australia, enabling the Company to participate in a government-supported rationalization of the Australian carpet industry.
      On November 4, 1993, the Company acquired the remaining interest in the joint venture. Until November 4, 1993, the investment was accounted for using the equity method, and accordingly, the Company included its share of CCI's income in other income. Subsequent to November 4, 1993, the results of operations of CCI are included in the accompanying financial statements.

              On September 10, 1993, the Company acquired Abingdon Carpets, Gwent, Wales. Abingdon is a British producer of medium priced tufted carpets and carpet yarns. The acquisition has been accounted for as a purchase transaction, and accordingly, the results of operations of Abingdon are included in the accompanying financial statements since September 10, 1993.

              The results of operations of CCI and Abingdon are not material to the results of operations of Shaw Industries, Inc. for the three and six months ended January 1, 1994 and December 26, 1992, respectively.

              On January 9, 1994, the Company announced that it had entered into an agreement to form a joint venture with Grupo Industrial Alfa, S.A. de C.V. of Monterrey, Mexico for the manufacture, distribution and marketing of carpets, rugs and related products in Mexico and South America.
      The transaction is subject to approval by the Boards of Directors of both companies, negotiation of additional agreements and any necessary government filings.

                             SHAW INDUSTRIES, INC.
                ITEM TWO-MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

              The Company's business, as well as the United States' carpet industry in general, is cyclical in nature and is significantly affected by general economic conditions. The level of carpet sales tends to reflect fluctuations in consumer spending for durable goods, and to a lesser extent, fluctuations in interest rates and new housing starts.
      The rate of improvement in business activity for the industry slowed during the quarter ended January 1, 1994. However, there are expectations for stronger business conditions during the spring and summmer of 1994.


              The Company's working capital at January 1, 1994, of $437.4 million is comparable to the prior quarter and year-end. Operating activities during the six months ended January 1, 1994, provided a strong cash flow to fund investing and financing activities. Net cash provided by operating activities in the six months totaled $101.8 million and was provided principally from net income of $63.4 million and depreciation and amortization of $42.9 million. Cash flow used in investing activities in the six months totaled $118.4 million. Cash was used principally for additions to property, plant and equipment of $56.6 million, $20.8 million to acquire Abingdon Carpets and $41.6 million to acquire CCI in Australia. The principal cash used in financing activities was for capital lease payments of $2.4 million, cash dividends of $12.9 million, the purchase and retirement of common stock of $3.4 million and payments on long-term debt of $33.4 million. The principal source of cash provided by financing activities was additional long-term borrowings of $45.0 million.


              The Company's liquidity condition remains strong. Conservation of capital and the maintenance of a strong balance sheet have enabled the Company to become a preeminent force in the carpet industry. Capital expenditures (including capital lease obligations but not including the Abingdon Carpets purchase and the Australian purchase) for incremental additions and modifications to plant and equipment necessary to maintain the facilities in a modern state-of-the-art condition were $57.0 million for six months ended January 1, 1994. During the remainder of fiscal 1994, the Company will continue to expand and upgrade its tufting, dyeing, finishing, yarn processing, distribution, transportation and materials handling equipment to meet an anticipated increase in sales volume and to improve efficiency. Management anticipates capital expenditures and capitalized lease obligations of approximately $45.0 million during the remainder of fiscal 1994 which will be funded through cash flow from operations and, if appropriate, through additional sources of long-term capital. The Company has short-term credit lines with banks aggregating $50.0 million of which $30.0 million was unused at January 1, 1994.
      The Company believes it could expand its lines of credit and long-term bank facilities, if necessary.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 1, 1994 COMPARED TO THREE MONTHS ENDED DECEMBER 26, 1992



       Net sales increased $52,778,000, or 9.0 percent, primarily as a result of incremental sales due to acquisitions which was offset in part by a decrease of
6.0 percent in the average sales value of finished carpet as a result of a lower sales mix. Results for the three months ended January 1, 1994 included sales of $57,766,000 attributable to acquisitions as described in Note 4 to the Consolidated Financial Statements included herein. Gross profit margins increased .7 percent to 20.3 percent from 19.6 percent for the current three months compared to the same period last year principally as a result of an improvement in the efficiency relationship of volume and fixed costs. Selling, general and administrative expense increased $11,305,000 in the current three months compared to the same period last year, and increased .8 percent to 12.4 percent of net sales due primarily to continued sales efforts to increase customer demand in a sluggish economy. Interest expense, net, decreased $925,000 to $6,427,000 in the current three months compared to the same period last year due primarily to a decrease in outstanding short-term borrowings. Miscellanous income, net includes a $2,592,000 gain related to insurance proceeds in excess of book value of several plants damaged in a major winter storm. The effective income tax rate decreased from 38.5 percent to 37.1 percent for the current three months compared to the same period last year primarily due to deferred income tax adjustments.


RESULTS OF OPERATIONS

SIX MONTHS ENDED JANUARY 1, 1994 COMPARED TO SIX MONTHS ENDED DECEMBER 26, 1992


       Net sales increased $155,472,000 or 13.7% percent, primarily as a result of an increase in the volume of shipments. Results for the six months ended January 1, 1994 included sales of $90,089,000 attributable to acquisitions. Gross profit margins increased .9 percent to 20.7 percent of net sales for the current six months compared to the same period last year principally as a result of an increase in the efficiency relationship of volume and fixed costs. Selling, general and administrative expense increased $21,261,000 in the current six months compared to the same period last year, and increased .2 percent to
12.0 percent of net sales due primarily to continued sales efforts to increase customer demand in a sluggish economy. Interest expense, net, decreased $2,413,000 to $11,975,000 in the current six months compared to the same period last year due principally to an decrease in short-term borrowings.
Miscellanous income, net includes a $2,592,000 gain related to insurance proceeds in excess of book value of several plants damaged in a major winter storm. The effective income tax rate decreased .6 percent to 37.9 percent for the current six months compared to the same period last year primarily due to deferred income tax adjustments.

                            PART II - OTHER INFORMATION


ITEM ONE - LEGAL PROCEEDINGS

            The Company is subject to claims and suits arising in the course of its business. In April, 1993, the Company became a defendant in certain litigation alleging personal injury resulting from personal exposure to volatile organic compounds found in carpet produced by the Company. The complaints seek injunctive relief and unspecified money damages on all claims. The Company has denied any liability. In May, 1993, the Company became a defendant in certain litigation alleging violation of both federal and state laws relating to unfair competition. The complaint seeks an injunction regarding the unfair competition claims and money damages. The Company has denied any liability. The Company believes that it has meritorious defenses in these suits and that the litigation will not have a material adverse effect on the Company's financial condition or results of operations. The Company will vigorously defend these suits.

ITEM TWO - CHANGES IN SECURITIES

         None

ITEM THREE - DEFAULTS UPON SENIOR SECURITIES

         None

ITEM FOUR - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            At the Annual Meeting of Shareholders, held on November 4, 1993, the shareholders elected three Class I directors, as provided for in the Articles of Incorporation and By-Laws of the Company, and approved four proposals amending the Restated Articles of Incorporation to: 1) increase authorized common stock; 2) to limit directors' liability; 3) to idemnify directors and officers and 4) to adopt the minimum shareholder vote required under state law.

    The results of voting on the foregoing matters were as follows:

PROPOSAL 1.  ELECTION OF CLASS I DIRECTORS:

    Nominee                          For           Authority Withheld

    J. C. Shaw                     57,766,452          1,088,893
    Robert E. Shaw                 57,766,347          1,088,998
    Clifford M. Kirtland, Jr.      58,278,639            576,706

                                             FOR        AGAINST       ABSTAIN
PROPOSAL 2.  PROPOSAL TO AMEND THE
RESTATED ARTICLES OF INCORPORATION
TO INCREASE AUTHORIZED COMMON STOCK       54,577,020    4,087,185     107,651

PROPOSAL 3.  PROPOSAL TO AMEND THE
RESTATED ARTICLES OF INCORPORATION
TO LIMIT DIRECTORS' LIABILITY             54,313,123    4,262,466     196,115

                                             FOR        AGAINST       ABSTAIN
PROPOSAL 4.  PROPOSAL TO AMEND THE
RESTATED ARTICLES OF INCORPORATION TO
INDEMNIFY DIRECTORS AND OFFICERS          56,287,303    2,309,213     212,649

PROPOSAL 5.  PROPOSAL TO AMEND THE
RESTATED ARTICLES OF INCORPORATION
TO ADOPT THE MINIMUM SHAREHOLDER
VOTE REQUIRED UNDER STATE LAW             50,798,752    1,930,149     139,292



ITEM FIVE - OTHER INFORMATION

         None

ITEM SIX - EXHIBITS AND REPORTS ON FORM 8-K

         (A)  Exhibits - Computation of Per Share Earnings (Exhibit 11)

         (B) No reports on Form 8-K have been filed during the fiscal quarter ended January 1, 1994.

                                    SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized




                                          SHAW INDUSTRIES, INC.
                                          (The Registrant)


DATE:    February 14, 1994                       /s/ Robert E. Shaw
                                  Robert E. Shaw
                                  President and Chief Executive
                                  Officer


DATE:    February 14, 1994                     /s/ William C. Lusk, Jr.
                                  William C. Lusk, Jr.
                                  Senior Vice President and
                                  Treasurer
                                  (Principal Financial Officer)