Form 10-Q
period 1994-04-02
SHAW INDUSTRIES INC
filed 1994-05-16
CIK 89498

                     SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                           ______________


                             FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  April 2, 1994

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

    Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

        APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: May 7, 1994 - 143,928,362 shares

                            SHAW INDUSTRIES, INC.
                                 FORM 10- Q
                               APRIL 2, 1994


                                I N D E X






PART I - FINANCIAL INFORMATION                            PAGE NUMBER

     Consolidated Balance Sheets - April 2, 1994
          and July 3, 1993                                   1-2

     Consolidated Statements of Income and Retained
          Earnings -
               For the Three Months Ended
               April 2, 1994 and
               March 27, 1993                                  3

               For the Nine Months Ended
               April 2, 1994 and
               March 27, 1993                                  4

     Consolidated Statements of Cash Flows -
               For the Nine Months Ended
               April 2, 1994 and
               March 27, 1993                                  5

     Notes to Consolidated Financial Statements              6-8

     Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations                                     9-10

PART II - OTHER INFORMATION                                   11

SIGNATURES                                                    12



PART 1 - ITEM ONE - FINANCIAL INFORMATION

                                                        SHAW INDUSTRIES, INC.
                                                     CONSOLIDATED BALANCE SHEETS
                                                           (UNAUDITED)

                                                            ASSETS

                                                                          April 2, 1994         July 3, 1993
                                                                          --------------        --------------
CURRENT ASSETS:

     Cash                                                               $     3,967,000       $    35,807,000
                                                                          --------------        --------------
     Temporary cash investments                                              30,400,000            11,738,000
                                                                          --------------        --------------
     Accounts and notes receivable, less
         allowance for doubtful accounts and
         discounts of $15,639,000 and $14,342,000                           332,076,000           307,241,000
                                                                          -------------         --------------

     Inventories -
          Raw materials                                                     233,722,000           191,684,000
          Work-in-process                                                    32,480,000            24,066,000
          Finished goods                                                    231,790,000           185,977,000
                                                                          --------------        --------------
                                                                            497,992,000           401,727,000
                                                                          --------------        --------------
     Prepaid expenses                                                        42,053,000             4,080,000
                                                                          --------------        --------------
                    TOTAL CURRENT ASSETS                                    906,488,000           760,593,000
                                                                          --------------        --------------
PROPERTY, PLANT AND EQUIPMENT,
   at cost:

     Land and land improvements                                              25,085,000            17,484,000
     Building and leasehold improvements                                    220,699,000           196,984,000
     Machinery and equipment                                                718,914,000           641,080,000
     Construction in progress                                                68,696,000            19,878,000
                                                                          --------------        --------------
                                                                          1,033,394,000           875,426,000
     Less - Accumulated depreciation                                        459,756,000           401,988,000
                                                                          --------------        --------------
                                                                            573,638,000           473,438,000
                                                                          --------------        --------------
OTHER ASSETS                                                                 96,275,000            46,379,000
                                                                          --------------        --------------
                   TOTAL ASSETS                                         $ 1,576,401,000       $ 1,280,410,000
                                                                          ==============        ==============









                                                     LIABILITIES AND SHAREHOLDERS' INVESTMENT



                                                                          April 2 1994          July 3, 1993
                                                                          --------------        --------------
CURRENT LIABILITIES:

     Notes payable                                                      $    85,000,000       $    20,000,000
     Current maturities of long-term debt                                    62,026,000            69,648,000
     Accounts payable                                                       190,260,000           140,044,000
     Accrued liabilities                                                    133,976,000            95,605,000
     Accrued income taxes                                                           -0-             1,349,000
                                                                          --------------        --------------
          TOTAL CURRENT LIABILITIES                                         471,262,000           326,646,000
                                                                          --------------        --------------
LONG-TERM DEBT, less current maturities above                               318,982,000           248,309,000
                                                                          --------------        --------------
DEFERRED INCOME TAXES                                                        32,264,000            26,700,000
                                                                          --------------        --------------
OTHER CREDITS                                                                10,300,000             8,707,000
                                                                          --------------        --------------

SHAREHOLDERS' INVESTMENT:

     Common stock, no par, $1.11 stated value,
          authorized 500,000,000 shares; 143,897,062
          shares issued at April 2, 1994 and
          71,551,798 shares issued at July 3, 1993                          159,727,000            79,423,000
     Paid-in capital                                                        217,880,000           293,608,000
     Foreign currency translation adjustment                                    607,000               131,000
     Retained earnings                                                      365,649,000           297,754,000
                                                                          --------------        --------------
                                                                            743,863,000           670,916,000
     Less -Unearned compensation                                                270,000               868,000
                                                                          --------------        --------------
          Total Shareholders' Investment                                    743,593,000           670,048,000
                                                                          --------------        --------------

TOTAL LIABILITIES AND SHAREHOLDERS'
     INVESTMENT                                                         $ 1,576,401,000       $ 1,280,410,000
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










                                                                     SHAW INDUSTRIES, INC.
                                                    CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                                                        (UNAUDITED)

                                                                                       THREE MONTHS ENDED
                                                                          ------------------------------------
                                                                          April 2, 1994        March 27 1993
                                                                          --------------        --------------
NET SALES                                                               $   620,126,000       $   519,318,000
                                                                          --------------        --------------
COSTS AND EXPENSES:
     Cost of sales                                                          493,928,000           418,811,000
     Selling expense                                                         53,496,000            48,014,000
     General and administrative expense                                      26,750,000            20,602,000
                                                                          --------------        --------------
                                                                            574,174,000           487,427,000
                                                                          --------------        --------------
OPERATING INCOME                                                             45,952,000            31,891,000
                                                                          --------------        --------------
OTHER EXPENSE (INCOME):
     Interest expense                                                         6,615,000             6,192,000
     Interest income                                                           (192,000)             (216,000)
                                                                          --------------        --------------
          Interest, net                                                       6,423,000             5,976,000
     Miscellaneous, net                                                        (675,000)             (339,000)
                                                                          --------------        --------------
          Total                                                               5,748,000             5,637,000
                                                                          --------------        --------------
INCOME BEFORE INCOME TAXES                                                   40,204,000            26,254,000
                                                                          --------------        --------------
PROVISION FOR INCOME TAXES                                                   14,879,000             9,658,000
                                                                          --------------        --------------
NET INCOME                                                              $    25,325,000       $    16,596,000
                                                                          ==============        ==============
EARNINGS PER COMMON SHARE:
     Primary                                                            $           .17       $           .12
                                                                          ==============        ==============
     Fully diluted                                                      $           .17       $           .12
                                                                          ==============        ==============
RETAINED EARNINGS:
     Beginning of period                                                $   348,234,000       $   253,135,000
     Add-net income                                                          25,325,000            16,596,000
     Deduct - dividends paid                                                  7,910,000             6,410,000
                                                                          --------------        --------------
     End of period                                                      $   365,649,000       $   263,321,000
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














                                                                     SHAW INDUSTRIES, INC.
                                                    CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                                                        (UNAUDITED)

                                                                                      NINE  MONTHS ENDED
                                                                          ------------------------------------
                                                                          April 2, 1994         March 27, 1993
                                                                          --------------        --------------
NET SALES                                                               $ 1,907,814,000       $ 1,651,535,000
                                                                          --------------        --------------
COSTS AND EXPENSES:
     Cost of sales                                                        1,514,622,000         1,327,425,000
     Selling expense                                                        159,130,000           141,489,000
     General and administrative expense                                      76,203,000            60,953,000
                                                                          --------------        --------------
                                                                          1,749,955,000         1,529,867,000
                                                                          --------------        --------------
OPERATING INCOME                                                            157,859,000           121,668,000
                                                                          --------------        --------------
OTHER EXPENSE (INCOME):
     Interest expense                                                        18,987,000            20,694,000
     Interest income                                                           (589,000)             (330,000)
                                                                          --------------        --------------
          Interest, net                                                      18,398,000            20,364,000
     Miscellaneous, net                                                      (2,829,000)             (323,000)
                                                                          --------------        --------------
          Total                                                              15,569,000            20,041,000
                                                                          --------------        --------------
INCOME BEFORE INCOME TAXES                                                  142,290,000           101,627,000
                                                                          --------------        --------------
PROVISION FOR INCOME TAXES                                                   53,597,000            38,676,000
                                                                          --------------        --------------
NET INCOME                                                              $    88,693,000       $    62,951,000
                                                                          ==============        ==============
EARNINGS PER COMMON SHARE:
     Primary                                                            $           .61       $           .46
                                                                          ==============        ==============
     Fully diluted                                                      $           .61       $           .46
                                                                          ==============        ==============
RETAINED EARNINGS:
     Beginning of period                                                $   297,754,000       $   216,693,000
     Add-net income                                                          88,693,000            62,951,000
     Deduct - dividends paid                                                 20,798,000            16,323,000
                                                                          --------------        --------------
     End of period                                                      $   365,649,000       $   263,321,000
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











                                                            SHAW INDUSTRIES, INC.
                                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                (UNAUDITED)

                                                                                    NINE MONTHS ENDED
                                                                                   --------------------
                                                                          April 2, 1994         March 27, 1993
                                                                          --------------        --------------
OPERATING ACTIVITIES:
     Net Income                                                         $    88,693,000       $    62,951,000
                                                                          --------------        --------------
     Adjustments to Reconcile Net Income to Net
           Cash Provided by Operating Activities:
             Depreciation and amortization                                   63,997,000            53,752,000
             Provision for doubtful accounts                                  9,901,000             7,200,000
             Stock option compensation expense                                  598,000               599,000
             Change in assets and liabilities, net of acquisitions:
                 Accounts receivable                                          6,557,000           (20,113,000)
                 Inventories                                                (64,036,000)           30,896,000
                 Prepaid expenses                                           (37,606,000)           (1,597,000)
                 Other assets                                                (7,691,000)           (2,736,000)
                 Trade accounts payable                                      15,924,000           (15,393,000)
                 Other accrued liabilities                                   14,871,000               881,000
                 Income taxes payable                                        (1,454,000)           (1,024,000)
                 Deferred income taxes                                        5,564,000             2,400,000
                 Other, net                                                   1,451,000             1,283,000
                                                                          --------------        --------------
                      Total Adjustments                                       8,076,000            56,148,000
                                                                          --------------        --------------
                 Net Cash Provided by Operating Activities                   96,769,000           119,099,000
                                                                          --------------        --------------
INVESTING ACTIVITIES:
     Additions to property, plant and equipment                             (99,896,000)          (33,334,000)
     Purchase of Abingdon Carpets                                           (20,802,000)                    0
     Purchase of CCI                                                        (41,624,000)                    0
     Increase in temporary cash investments                                  (9,813,000)                    0
     Purchase of polypropylene fiber business                                         0           (93,000,000)
                                                                          --------------        --------------
                 Net Cash Used in Investing Activities                     (172,135,000)         (126,334,000)
                                                                          --------------        --------------
FINANCING ACTIVITIES:
     Principal payments under capital lease obligations                      (3,439,000)           (7,626,000)
     Increase in long-term debt                                              45,378,000                     0
     Principal payments on long-term debt                                   (40,745,000)          (37,747,000)
     Increase in short-term notes payable                                    65,000,000           (20,000,000)
     Exercise of stock options                                                1,523,000             4,504,000
     Dividends paid                                                         (20,798,000)          (16,323,000)
     Purchase and retirement of common stock                                 (3,393,000)                    0
     Proceeds from sale of stock                                                      0           125,326,000
                                                                          --------------        --------------
                 Net Cash (Used) Provided in Financing Activities            43,526,000            48,134,000
                                                                          --------------        --------------
NET INCREASE (DECREASE) IN CASH                                             (31,840,000)           40,899,000
CASH AT BEGINNING OF PERIOD                                                  35,807,000            16,703,000
                                                                          --------------        --------------
CASH AT END OF PERIOD                                                   $     3,967,000       $    57,602,000
                                                                          ==============        ==============
SUPPLEMENTAL DISCLOSURES OF CASH
     FLOW INFORMATION:
     Cash paid during the period for -
          Interest                                                      $    15,033,000       $    21,399,000
          Income taxes                                                  $    64,280,000       $    37,300,000
     Noncash capital lease obligations                                  $       378,000       $     2,102,000


The accompanying notes are an integral part of these consolidated financial statements.




                                  SHAW INDUSTRIES, INC.
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      APRIL 2, 1994

                                       (UNAUDITED)

              _______________________________________________________________

1. The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the 1993 Annual Report on Form 10-K. In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position as of April 2, 1994 and the results of operations for the three and nine months then ended and cash flows for the nine months then ended. These adjustments were of a normal recurring nature. The results of operations for the nine months ended April 2, 1994 are not necessarily indicative of the results to be expected for the year ending July 2, 1994.

              The Company uses the last-in, first-out (LIFO) method of valuing substantially all of its inventories in order to more properly match current costs against current revenues, thereby reducing the effects of inflation on earnings. If LIFO inventories were valued at current costs, the inventories would have been $9,050,000 and $5,984,000 lower at April 2, 1994 and at July 3, 1993, respectively. Certain of the Company's physical inventories are taken on a weekly, monthly or quarterly basis and the Company computes the LIFO inventory amount on a quarterly basis after considering anticipated prices, quantities and product mix as of year-end.

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

2. The weighted average number of shares used in computing earnings per share for the three months and nine months ended April 2, 1994 and March 27, 1993 were as follows:

                                  Three Months Ended
                          April 2, 1994        March 27, 1993

    Primary                145,302,546         143,971,700

    Fully diluted          145,305,967         144,000,352

                                      Nine Months Ended
                               April 2, 1994           March 27, 1993

      Primary                   145,274,235              138,300,692

      Fully diluted             145,290,398              138,452,750


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

              On March 31, 1993, the Company acquired Kosset Carpets Ltd., in Bradford, England. This launched the Compan's direct marketing efforts into the United Kingdom and European market segments. Kosset, the largest single site manufacturer of carpet in England, produces both tufted and Axminster woven products. The acquisition has been accounted for as a purchase transaction, and accordingly, the results of operations of Kosset have been included in the Company's financial statements since April 1, 1993.



              On July 12, 1993, the Company formed a joint venture through which it acquired an interest in Capital Carpet Industries, Pty., Ltd., Melbourne, Victoria, Australia and Invicta Group Industries, Pty., Ltd., Braybrook, Victoria, Australia (together,"CCI"), enabling the Company to participate in a government-supported rationalization of the Australian carpet industry. On November 4, 1993, the Company acquired the remaining interest in the joint venture. Until November 4, 1993, the investment was accounted for using the equity method, and accordingly, the Company included its share of CCI's income in other income. Subsequent to November 4, 1993, the results of operations of CCI are included in the accompanying financial statements.


              On September 10, 1993, the Company acquired Abingdon Carpets, Gwent, Wales. Abingdon is a British producer of medium priced tufted carpets and carpet yarns. The acquisition has been accounted for as a purchase transaction, and accordingly, the results of operations of Abingdon are included in the accompanying financial statements since September 10, 1993.


              The results of operations of CCI and Abingdon are not material to the results of operations of the Company for the three and nine months ended April 2, 1994 and March 27, 1993, respectively.


              On January 9, 1994, the Company entered into an agreement to form a joint venture with Grupo Industrial Alfa, S.A. de C.V. of Monterrey, Mexico for the manufacture, distribution and marketing of carpets, rugs and related products in Mexico and South America. The transaction is subject to approval by the Boards of Directors of both companies, negotiation of additional agreements and any necessary government filings.

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


              The Company's working capital at April 2, 1994 of $435.2 million is comparable to the prior quarter and previous year-end. Operating activities during the nine months ended April 2, 1994, provided a strong cash flow to fund investing and financing activities. Net cash provided by operating activities in the nine months totaled $96.8 million and was provided principally from net income of $88.7 million and depreciation and amortization of $64.0 million, offset by other changes in assets and liabilities using cash of $55.9 million. Cash flow used in investing activities in the nine months totaled $172.1 million. Cash was used principally for additions to property, plant and equipment of $99.9 million, $20.8 million to acquire Abingdon Carpets and $41.6 million to acquire CCI in Australia. The principal cash used in financing activities was for capital lease payments of $3.4 million, cash dividends of $20.8 million, the purchase and retirement of common stock of $3.4 million and payments on long-term debt of $40.8 million. The principal sources of cash provided by financing activities were additional long-term borrowings of $45.4 million and an increase in short-term notes payable of $65.0 million.



              The Company's liquidity condition remains strong. Conservation of capital and the maintenance of a strong balance sheet have enabled the Company to become a preeminent force in the carpet industry. Capital expenditures (including capital lease obligations but not including the Abingdon Carpets purchase and the Australian purchase) for incremental additions and modifications to plant and equipment necessary to maintain the facilities in a modern state-of-the-art condition were $100.3 million for nine months ended April 2, 1994. During the remainder of fiscal
      1994, the Company will continue to expand and upgrade its tufting, dyeing, finishing, yarn processing, distribution, transportation and materials handling equipment to meet an anticipated increase in sales volume and to improve efficiency. Management anticipates capital expenditures and capitalized lease obligations of approximately $69.0 million during the remainder of fiscal 1994 which will be funded through cash flow from operations and, if appropriate, through additional sources of long-term capital. The Company has short-term credit lines with banks aggregating $125.0 million of which $40.0 million was unused at April 2, 1994.
      The Company believes it could expand its lines of credit and long-term bank facilities, if necessary.

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 2, 1994 COMPARED TO THREE MONTHS ENDED MARCH 27, 1993



       Net sales increased $100,808,000, or 19.4 percent, primarily as a result of incremental sales due to acquisitions. Results for the three months ended April 2, 1994 included sales of $65,000,000 attributable to foreign acquisitions as described in Note 4 to the Consolidated Financial Statements included herein. Gross profit margins increased 1.0 percent to 20.4 percent from 19.4 percent for the current three months compared to the same period last year principally as a result of an improvement in the efficiency relationship of volume and fixed costs. Selling, general and administrative expense increased $11,630,000 in the current three months compared to the same period last year, but decreased .3 percent to 12.9 percent of net sales. Interest expense, net, increased $447,000 to $6,423,000 in the current three months compared to the same period last year due to additional short-term borrowings, but decreased .1 percent to 1.0 percent of net sales.
The effective income tax rate increased from 36.8 percent to 37.0 percent for the current three months compared to the same period last year primarily due to deferred income tax adjustments.



NINE MONTHS ENDED APRIL 2, 1994 COMPARED TO NINE MONTHS ENDED MARCH 27, 1993


       Net sales increased $256,279,000, or 15.5 percent, primarily as a result of an increase in the volume of shipments. Results for the nine months ended April 2, 1994 included incremental sales of $170,881,000 attributable to acquisitions. Gross profit margins increased 1.0 percent to 20.6 percent of net sales for the current nine months compared to the same period last year principally as a result of an increase in the efficiency relationship of volume and fixed costs. Selling, general and administrative expense increased $32,891,000 in the current nine months compared to the same period last year, but remained at 12.3 percent of net sales. Interest expense, net, decreased $1,966,000 to $18,398,000 in the current nine months compared to the same period last year due principally to a decrease in average short-term borrowings. Miscellanous income, net, for the current nine months includes a $2,592,000 gain related to insurance proceeds in excess of book value of several plants damaged in a major winter storm. The effective income tax rate decreased .4 percent to 37.7 percent for the current nine months compared to the same period last year primarily due to deferred income tax adjustments.

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

         None

ITEM FIVE - OTHER INFORMATION

         None

ITEM SIX - EXHIBITS AND REPORTS ON FORM 8-K

         (A)  Exhibits - Computation of Per Share Earnings (Exhibit 11)

         (B) No reports on Form 8-K have been filed during the fiscal quarter ended April 2, 1994.

                                    SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized




                                          SHAW INDUSTRIES, INC.
                                          (The Registrant)


DATE:    May 12, 1994                          /s/ Robert E. Shaw
                                  Robert E. Shaw
                                  President and Chief Executive
                                  Officer


DATE:    May 12, 1994                        /s/ William C. Lusk, Jr.
                                  William C. Lusk, Jr.
                                  Senior Vice President and
                                  Treasurer
                                  (Principal Financial Officer)