Form 10-K
period 1994-07-02
SHAW INDUSTRIES INC
filed 1994-09-30
CIK 89498

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-K

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended July 2, 1994
                                 OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from __________ to __________

                          Commission File
                           Number 1-6853

                       Shaw  Industries, Inc.
        (Exact name of registrant as specified in its charter)


                          Georgia                                   58-1032521

              (State or other jurisdiction of                  (I.R.S. Employer
              incorporation or organization)             Identification Number)

                   616 East Walnut Avenue,
                           Dalton, Georgia                        30720
        (Address of principal executive offices)               (Zip Code)

                Registrant's telephone number including area code: 706/278-3812

            SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                          Name of Each Exchange
                Title of Each Class                         On Which Registered
            Common Stock, No Par Value              The New York Stock Exchange
                $1.11 Stated Value                   The Pacific Stock Exchange

               Rights to Purchase Series A
             Participating Preferred Stock          The New York Stock Exchange
                 $.50 Stated Value                   The Pacific Stock Exchange

                SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF ACT:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filled by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days. Yes(x) No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (x)

Aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price on The New York Stock Exchange on September 15, 1994 was: $ 1,678,772,693.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

       Title of Each Class                   Outstanding at September 15, 1994
    Common Stock, No Par Value                          139,314,302  Shares

                        DOCUMENTS INCORPORATED BY REFERENCE

1994 Annual Report to Shareholders --- Part II.
Definitive Proxy Statement for the 1994 Annual Meeting of Shareholders on October 31, 1994 --- Part III.




                                  PART I



Item I.  Business

     Shaw Industries, Inc. ("Shaw" or the "Company") is the world's largest carpet manufacturer. Shaw designs and manufactures approximately 1,600 styles of tufted and woven carpet for residential and commercial use under the PHILADELPHIA, TRUSTMARK, CABIN CRAFTS, SHAW COMMERCIAL CARPETS, STRATTON, NETWORX, SHAWMARK, EVANS BLACK, SALEM, SUTTON, KOSSET, CROSSLEY, ABINGDON, REDBOOK,
MINSTER, INVICTA and TERZA trade names and under certain private labels. The Company's manufacturing operations are fully integrated from the processing of yarns through the finishing of carpet. The Company's carpet is sold in a broad range of prices, patterns, colors and textures with the majority of its sales in the medium to high retail price range. Shaw sells its products to retailers, distributors and commercial users throughout the United States, Canada, Mexico, Australia and the United Kingdom and, to a lesser degree, exports to additional overseas markets.

     On July 12, 1993, the Company formed a joint venture through which it acquired an interest in Capital Carpet Industries, Pty., Ltd., Melbourne, Victoria, Australia, and Invicta Group Industries,
Pty., Ltd., Braybrook, Victoria, Australia (together, "CCI"), enabling the Company to participate in a government-supported rationalization of the Australian carpet industry. On November 4, 1993, the Company acquired the remaining interest in the joint venture. Until November 4, 1993, the investment was accounted for using the equity method, and accordingly, the Company included its share of CCI's income in other income. Subsequent to November 4, 1993, the results of operations of CCI are included in the Company's consolidated financial statements.

     On September 10, 1993, the Company acquired Abingdon Carpets, Gwent, Wales. Abingdon is a British producer of medium-priced tufted carpets and carpet yarns. The acquisition has been accounted for as a purchase transaction, and accordingly, the results of operations of Abingdon are included in the Company's consolidated financial statements since September 10, 1993.

     On May 31, 1994, the Company entered into an agreement to form a joint venture with Grupo Industrial Alfa, S.A. de C.V. of Monterrey, Mexico, for the manufacture, distribution and marketing of carpets, rugs and related products in Mexico and South America.
The Company acquired a fify-one percent interest in Terza, S.A. de C.V., and accordingly, the subsidiary is included in consolidation at July 2, 1994 and the results of operations of Terza are included in the Company's consolidated financial statements since May 31, 1994.

     Geographical information about the Company's sales, operating profit and identifiable assets is incorporated by reference to page

19 of Exhibit 13 to this report. The results of the acquired operations in fiscal 1994 did not have a material effect on the Company's net income.

Products and Marketing

     Substantially all carpet manufactured by the Company is tufted carpet made from nylon and polypropylene yarn. In the tufting process, yarn is inserted by multiple needles into a synthetic backing, forming loops which may be cut or left uncut, depending on the desired texture or construction. According to industry estimates, tufted carpet accounted for over 91% of unit volume shipments of carpet manufactured in the United States during calendar 1993. Substantially all carpet manufactured in the United
States is made from synthetic fibers, with nylon accounting for 65.2% of the total, polypropylene 24.9%, polyester 9.4% and wool
0.5%. During fiscal 1994, the Company processed approximately 95% of its requirements for carpet yarn in its own yarn processing facilities.

     The Company believes that its significant investment in modern, state-of-the-art equipment has been an important factor in achieving and maintaining its leadership position in the marketplace. During the past five fiscal years, the Company has invested approximately $782 million in property additions. The Company continually seeks opportunities for increasing its sales volume and market share. For example, the Company continues to expand its product lines of carpet manufactured from polypropylene fiber, including fibers produced by the Company's own extrusion equipment. The Company also has a manufacturing facility for the production of carpet tiles for the commercial market.

     The overall level of sales in the carpet industry is influenced by a number of factors, including consumer confidence and spending for durable goods, interest rates, turnover in housing, the condition of the residential construction industry and the overall strength of the economy.

     The marketing of carpet is influenced significantly by current trends in style and fashion, principally color trends. The Company believes it has been a leader in the development of color technology in the carpet industry and that its dyeing facilities are among the most modern and versatile in the industry. The Company maintains an in-house product development department to identify developing color and style trends which are expected to affect its customers' buying decisions. In 1994 this department was further strengthened by the completion of the Shaw Industries Research and Development Center. This state-of-the-art complex includes a 75,000 square foot pilot plant featuring sample extrusion, yarn processing, tufting, dyeing, coating and shearing equipment, and three fiber and dye development laboratories.

Sales and Distribution

     The Company's products are marketed domestically by approximately 1,050 salaried sales personnel in its various marketing divisions directly to retailers and distributors and to large national accounts through the Company's National Accounts Division. The Company's ten (10) regional customer service centers and six (6) redistribution centers, along with its centralized management information system, enable it to provide prompt delivery of its products to both its retail customers and wholesale distributors. The Company's substantial investment in management information systems permits efficient production scheduling and control of inventory levels.

     The Company sells to approximately 37,250 retailers and national accounts located throughout the United States and Canada. Retailers and national accounts, on a combined basis, accounted for approximately 86% of the Company's carpet sales for fiscal 1994. Shaw also sells to approximately 100 wholesale distributors. Approximately 4% of the Company's carpet sales in fiscal 1994 were to distributors. Sales of Shaw products in foreign markets, including the sales of foreign subsidiaries, accounted for approximately 10% of total sales in fiscal 1994. No single customer accounted for more than 2% of the Company's sales during fiscal 1994.

Competition

     The carpet industry is highly competitive with more than 200 companies engaged in the manufacture and sale of carpet in the United States. Carpet manufacturers also face competition from the hard surface floorcovering industry. The principal methods of competition within the carpet industry are quality, style, price and service. The Company believes its strategically located regional customer service centers and redistribution centers provide a competitive advantage to the Company by enabling it to supply carpet on a timely basis to customers. The Company's long-standing practice in investing in modern, state-of-the-art equipment contributes significantly to its ability to compete effectively on the basis of quality, style and price.

Raw Materials

     The principal raw materials used by the Company are nylon fiber and filament, and synthetic backing; additional raw materials include polyester, polypropylene and wool fibers and filaments, jute, latex and dye. During fiscal 1994, the Company experienced no significant shortages of raw materials.

Employees

     At July 2, 1994, the Company had approximately 24,200 full-time employees. In the opinion of management, employee relations are good. Employees are involved in the Quality Improvement Process begun in 1985, a program designed to improve the Company's products and services through education and training. None of the Company's employees in the United States are represented by unions. Employees of foreign subsidiaries are represented by unions.

Environmental Matters

     Management believes the Company is currently in compliance in all material respects with applicable federal, state and local statutes and ordinances regulating the discharge of materials into the environment and otherwise relating to the protection of the environment. Management does not believe the Company will be required to expend any material amounts in order to remain in compliance with these laws and regulations or that compliance will materially affect its capital expenditures, earnings or competitive position.

Patents, Trademarks, etc.

     Patent protection has not been significant to the Company's business although the Company does hold several patents covering machinery used in a specific carpet coloring process.

                             Item 2.  Properties

     Shaw's executive offices are located in Dalton, Georgia. The principal facilities operated by Shaw and described below are owned except as otherwise noted:

                         Approximate       Principal Products
Location                   Sq. Ft.            or Functions


Dalton, Georgia            46,700        Executive headquarters
Dalton, Georgia           145,000        Administrative offices
Dalton, Georgia           114,600        Administrative offices
Dalton, Georgia           229,500        Administrative offices
                                         and distribution
Dalton, Georgia           309,800        Administrative offices
                                         and distribution
Dalton, Georgia           291,000        Administrative offices
                                         and distribution
Dalton, Georgia           235,500        Administrative offices
                                         and distribution
Dalton, Georgia           372,700        Administrative offices
                                         and distribution
Cartersville, Georgia     138,900        Administrative offices
                                         and warehousing
Dalton, Georgia           601,000        Distribution
Dalton, Georgia           400,000        Distribution
Dalton, Georgia           303,200        Distribution
Dalton, Georgia           371,600        Distribution
Ringgold, Georgia         649,100        Distribution
Ringgold, Georgia         224,200        Distribution
Andalusia, Alabama       1,119,000       Yarn extrusion
Thomson, Georgia          258,300        Yarn extrusion
Valley Head, Alabama(1)   160,000        Yarn processing
Bainbridge, Georgia       450,000        Yarn processing
Blue Ridge, Georgia(4)     75,100        Yarn processing
Calhoun, Georgia          262,100        Yarn processing
Chatsworth, Georgia(2)     36,800        Yarn processing
Chatsworth, Georgia       117,200        Yarn processing
Lafayette, Georgia        131,900        Yarn processing
Milledgeville, Georgia     78,600        Yarn processing
Rome, Georgia              40,600        Yarn processing
Decatur, Tennessee(1)     151,000        Yarn processing
Eton, Georgia             423,000        Yarn processing and
                                         tufting
Stevenson, Alabama        441,000        Yarn spinning
Chatsworth, Georgia       188,300        Yarn spinning
Dallas, Georgia           138,500        Yarn spinning
Dalton, Georgia           241,600        Yarn spinning
Ellijay, Georgia          157,100        Yarn spinning
Fitzgerald, Georgia       250,000        Yarn spinning
Newnan, Georgia           289,000        Yarn spinning

                          Approximate       Principal Products
Location                    Sq. Ft.            or Functions

Tifton, Georgia           142,500        Yarn spinning
Toccoa, Georgia           139,000        Yarn spinning
Trenton, Georgia          192,300        Yarn spinning
Trenton, SC               169,500        Yarn spinning
South Pittsburg, TN       187,900        Yarn spinning
Cartersville, Georgia     317,600        Tufting, dyeing &
                                         coating
Cartersville, Georgia     171,800        Tufting, dyeing &
                                         coating
Dalton, Georgia           650,240        Tufting, dyeing &
                                         coating
Dalton, Georgia           461,000        Tufting, dyeing &
                                         coating
Dalton, Georgia           326,000        Tufting, dyeing &
                                         coating
Dalton, Georgia           354,900        Tufting, dyeing &
                                         coating
Dalton, Georgia           579,600        Tufting, dyeing &
                                         coating
Dalton, Georgia           376,200        Tufting & printing
Ringgold, Georgia         201,000        Tufting
Dalton, Georgia           150,000        Dyeing
Dalton, Georgia           267,000        Dyeing and coating
Dalton, Georgia           231,300        Printing, foaming &
                                         warehousing
Cartersville, Georgia(3)  192,000        Carpet tile
                                         manufacturing
Cartersville, Georgia     255,200        Contract carpet
                                         manufacturing
Charlotte, N.C.           112,400        Backing manufacturing
Ringgold, Georgia(5)      248,000        Finishing and rug
                                         manufacturing
Winchester, Tennessee     320,600        Carpet manufacturing
Chickamauga, Georgia(2)   219,500        Sample manufacturing
                                         and warehousing
Dalton, Georgia           197,680        Sample manufacturing
                                         and warehousing
Dalton, Georgia(2)        103,100        Sample manufacturing
                                         and warehousing
Dalton, Georgia           147,200        Sample manufacturing and
                                         warehousing
Dalton, Georgia (2)       154,800        Sample manufacturing and
                                         warehousing
Dalton, Georgia (2)        45,200        Carpet store
Dalton, Georgia            55,000        Design Center
Dalton, Georgia            85,000        Research and Development
                                         Center
Bradford, England         746,000        Tufting, weaving, coating,
                                         distribution and

                          Approximate      Principal Products
Location                    Sq. Ft.          or Functions

                                         administrative offices.
Gwent, Wales               265,000       Yarn extrusion, yarn
                                         processing, tufting,
                                         dyeing and coating
Victoria, Australia      1,425,000       Yarn extrusion, yarn
                                         processing, tufting,
                                         dyeing, coating,
                                         distribution and
                                         administrative offices
Monterrey, Mexico          288,000       Yarn processing,
                                         tufting, dyeing,
                                         coating, distribution
                                         and adminstrative
                                         offices.


    (1)  Leased from Industrial Development Boards.

    (2)  Subject to a lease expiring in calendar year 1994.

    (3)  Subject to a lease expiring in calendar year 1995.

    (4)  Subject to a lease expiring in calendar year 1997.

    (5)  Subject to a lease expiring in calendar year 2007.

    Shaw maintains leased warehouses and customer service facilities in or near Dallas; Los Angeles (2); Seattle; San Francisco; Denver; Chicago; Minneapolis; Boston; and, Cranbury, New Jersey. Each leased warehouse facility includes a sales showroom. The Company also maintains redistribution centers in Orlando, Florida; Columbus, Ohio; Kernersville, North Carolina; Mechanicsburg, Pennsylvania; St. Louis, Missouri; and, Fredericksburg, Virginia. Management of the Company believes all of its properties are suitable and adequate for its current operations and are substantially utilized.

Item 3.  Legal Proceedings

    From time to time the Company is subject to claims and suits arising in the course of its business. In April 1993, the Company became a defendant in certain litigation alleging personal injury resulting from personal exposure to volatile organic compounds found in carpet produced by the Company. The complaints seek injunctive relief and unspecified money damage on all claims. The Company has denied any liability. In May 1993, the Company became a defendant in certain litigation alleging violation of both federal and state laws relating to unfair competition. The complaint seeks an injunction regarding the unfair competition claims and money damages. The Company has denied any liability. The Company believes that is has meritorious defenses in these suits and that the litigation will not have a material adverse effect on the Company's financial condition or results of operations. The Company will vigorously defend these suits. In June 1994, the Company and several other carpet manufacturers received grand jury subpoenas from the Antitrust Division of the United States Department of Justice relating to an investigation of the industry. The Company believes that once this investigation is completed it will not have a material adverse effect on the Company's financial condition or results of operations.

    At the end of fiscal year 1994, there were no other pending legal proceedings to which the Company was a party or to which any of its property was subject which, in the opinion of management, were likely to have a material adverse effect on the Company's business, financial condition or results of operations.

Item 4.  Submission of Matters to Vote of Security Holders

    Not applicable.

Item 4(A).  Executive Officers of the Registrant

                                    Officer
Name                       Age      Since          Position

J. C. Shaw                 64        1967     Chairman of the Board
                                              of Directors

Robert E. Shaw             63        1967     President and Chief
                                              Executive Officer and
                                              Director

William C. Lusk, Jr.       59        1971     Senior Vice President
                                              and Treasurer and
                                              Director

W. Norris Little           63        1978     Senior Vice President,
                                              Operations and
                                              Director

Vance D. Bell              43        1983     Vice President,
                                              Marketing

Joseph M. DeVittorio       59        1992     Vice President,
                                              Corporate Planning

Bennie M. Laughter         43        1986     Vice President,
                                              Secretary and General
                                              Counsel

Carl P. Rollins            51        1991     Vice President

Douglas H. Hoskins         59        1978     Controller

    Messrs. J. C. Shaw and Robert E. Shaw are brothers. There are no other family relationships among any of the executive officers of the Company.

    Officers of the Company are elected annually by the Board of Directors. All of the executive officers of the Company except for Mr. Devittorio and Mr. Rollins have served as executive officers for the Company for more than the past five years.

    Mr. DeVittorio joined the Company in October 1992, as a Vice
President. Prior to joining the Company, Mr. DeVittorio was Senior Vice President and General Manager of Allied Signal's Fibers
Division.

    Mr. Rollins joined the Company in June, 1991, as a Vice
President. Prior to June, 1991, Mr. Rollins had been engaged in the private practice of law with the firm of McCamy, Phillips, Tuggle, Rollins & Fordham, in Dalton, Georgia.

                                  PART II

Item 5.  Market for the Registrant's Common Stock and Related
         Shareholder Matters

    The high and low sales prices for the Company's common stock as reported by the New York Stock Exchange and the amount of dividends paid by quarter for the last two fiscal years are set forth on page 2 of Exhibit 13.

    Reference is made to Note 2 of Notes to Consolidated Financial Statements on page 13 of Exhibit 13 for information concerning restrictions on the payment of cash dividends.

    At September 1, 1994, there were 2,184 holders of record of the Company's common stock.

Item 6.  Selected Financial Data

    This information is set forth on pages 3-4 of the Exhibit 13 under the caption "Ten Year Financial Review."

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

    This information is set forth on pages 5-6 of Exhibit 13 to this report.

Item 8.  Financial Statements and Supplementary Data

    This information is set forth on pages 7-21 of Exhibit 13.

Item 9.  Disagreements on Accounting and Financial Disclosure

    None.

                            PART III
Item 10.  Directors and Executive Officers of the Registrant

    Information concerning directors is incorporated by reference to "Election of Class of Directors" on pages 3-6 of the Proxy Statement for the 1994 Annual Meeting of Shareholders. Reference is also made to
Item 4(A) of Part I of this report, "Executive Officers of the Registrant," which information is incorporated herein.

Item 11.  Executive Compensation

    This information is incorporated by reference to "Executive
Compensation" on pages 6-11 of the Proxy Statement for the 1994
Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and
         Management

    This information is incorporated by reference to "Voting Rights and Principal Shareholders" and "Election of Directors" on pages 1-2 and 3-6 respectively, of the Proxy Statement for the 1994 Annual Meeting of Shareholders.

                            PART IV
Item 13. Certain Relationships and Related Transactions

    This information is incorporated by reference to "Certain
Relationships" on page 5 of the Proxy Statement for the 1994 Annual Meeting of Shareholders.

Item 14. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K

    (a)  The following documents are filed as part of this report:

    1.   Financial Statements

         Exhibit 13, a copy of which is filed with this Form 10-K, contains the balance sheets as of July 2, 1994, and July 3, 1993, the related statements of income, shareholders' investment and cash flows for each of the three years in the period ended July 2, 1994, and the related report of Arthur Andersen LLP. These financial statements and the report of Arthur Andersen LLP. are incorporated herein by reference. The financial statements, incorporated by reference, include the following:

         -   Balance Sheets -- July 2, 1994, and July 3, 1993.

         -   Statements of Income and Statements of Shareholders'
             Investment for the years ended July 2, 1994, July 3,
             1993, and June 27, 1992.

         -   Statements of Cash Flows for the years ended July 2,
             1994, July 3, 1993, and June 27, 1992.

         - Notes to Financial Statements -- July 2, 1994, July 3, 1993, and June 27, 1992.

    2.  Financial Statement Schedules

         -   Report of Independent Public Accountants as to
             Schedules:

         Schedule
         Number

           V        Property, Plant and Equipment for the Years
                    Ended July 2, 1994, July 3, 1993, and June 27,
                    1992.

          VI        Accumulated Depreciation and Amortization of
                    Property, Plant and Equipment for the Years
                    Ended July 2, 1994, July 3, 1993, and June 27,
                    1992.

        VIII        Valuation and Qualifying Accounts for the
                    Years Ended July 2, 1994, July 3, 1993, and
                    June 27, 1992.

          IX        Aggregate Short-term Borrowings for the Years
                    Ended July 2, 1994, July 3, 1993, and June 27,
                    1992.

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of
Shaw Industries, Inc.:

We have audited, in accordance with generally accepted auditing standards, the financial statements of Shaw Industries, Inc. included in this annual report to shareholders on Form 10-K and have issued our report thereon dated August 8, 1994. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. Schedules V, VI, VIII, and IX are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state, in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



Arthur Andersen LLP


Atlanta, Georgia
August 8, 1994



                                                                                                   SCHEDULE V
                                                     SHAW INDUSTRIES, INC.

                                                     PROPERTY, PLANT, AND EQUIPMENT

                                                     FOR THE YEARS ENDED JULY 2, 1994, JULY 3, 1993, AND JUNE 27, 1992

                                       Balance at
                                       Beginning       Additions,                       Balance at
                                        of Year         at Cost       Retirements      End of Year

YEAR ENDED JUNE 27, 1992 (a):
     Land and land improvements    $    12,470,000 $     2,521,000 $             0 $      14,991,000
     Buildings                         112,697,000      50,260,000         (50,000)      162,907,000
     Machinery and equipment           444,972,000      77,541,000         (22,000)      522,491,000
     Leasehold improvements              2,030,000       1,774,000               0         3,804,000
     Construction in progress           28,424,000     (13,860,000)              0        14,564,000

                                   $   600,593,000 $   118,236,000 $       (72,000)$     718,757,000

YEAR ENDED JULY 3, 1993 (b):
     Land and land improvements    $    14,991,000 $     2,497,000 $        (4,000)$      17,484,000
     Buildings                         162,907,000      30,185,000               0       193,092,000
     Machinery and equipment           522,491,000     119,133,000        (544,000)      641,080,000
     Leasehold improvements              3,804,000          88,000               0         3,892,000
     Construction in progress           14,564,000       5,314,000               0        19,878,000

                                   $   718,757,000 $   157,217,000 $      (548,000)$     875,426,000

YEAR ENDED JULY 2, 1994:
     Land and land improvements    $    17,484,000 $    10,771,000 $       (59,000)$      28,196,000
     Buildings                         193,092,000      34,489,000        (521,000)      227,060,000
     Machinery and equipment           641,080,000     110,412,000      (7,584,000)      743,908,000
     Leasehold improvements              3,892,000         951,000         (11,000)        4,832,000
     Construction in progress           19,878,000      94,745,000         (19,000)      114,604,000

                                   $   875,426,000 $   251,368,000 $    (8,194,000)$   1,118,600,000






                    (a)   1992 additions are primarily the result of the acquisition of Salem Carpet
                            Mills, Inc.

                    (b)   1993 additions are primarily the result of the acquisition of certain of the carpet fiber manufacturing facilities of Amoco Fabrics and Fibers Company.

/TABLE

                                                                                                  SCHEDULE VI
                                                   SHAW INDUSTRIES, INC.

                                                   ACCUMULATED DEPRECIATION AND AMORTIZATION

                                                   PROPERTY, PLANT, AND EQUIPMENT

                                                   FOR THE YEARS ENDED JULY 2, 1994, JULY 3, 1993, AND JUNE 27, 1992


                                                     Additions
                                     Balance at      Charged to
                                     Beginning       Costs and                       Balance at
                                      of Year         Expenses      Retirements     End of Year

YEAR ENDED JUNE 27, 1992:
     Land and land improvements  $     1,323,000 $       182,000 $             0 $     1,505,000
     Buildings                        21,394,000       4,481,000          (7,000)     25,868,000
     Machinery and equipment         242,872,000      58,415,000          (9,000)    301,278,000
     Leasehold improvements              539,000          89,000               0         628,000

                                 $   266,128,000 $    63,167,000 $       (16,000)$   329,279,000

YEAR ENDED JULY 3, 1993:
     Land and land improvements  $     1,505,000 $       257,000 $             0 $     1,762,000
     Buildings                        25,868,000       5,693,000               0      31,561,000
     Machinery and equipment         301,278,000      66,870,000        (281,000)    367,867,000
     Leasehold improvements              628,000         170,000               0         798,000

                                 $   329,279,000 $    72,990,000 $      (281,000)$   401,988,000

YEAR ENDED JULY 2, 1994:
     Land and land improvements  $     1,762,000 $       366,000 $             0 $     2,128,000
     Buildings                        31,561,000       7,127,000               0      38,688,000
     Machinery and equipment         367,867,000      76,337,000      (5,038,000)    439,166,000
     Leasehold improvements              798,000         256,000         (11,000)      1,043,000

                                 $   401,988,000 $    84,086,000 $    (5,049,000)$   481,025,000

/TABLE




                                                                                                  SCHEDULE VIII
                                                   SHAW INDUSTRIES, INC.

                                                   VALUATION AND QUALIFYING ACCOUNTS

                                                   FOR THE YEARS ENDED JULY 2, 1994, JULY 3, 1993, AND JUNE 27, 1992

                                                     Additions
                                     Balance at      Charged to
                                     Beginning       Costs and                       Balance at
                                      of Year         Expenses       Deductions      End of Year

YEAR ENDED JUNE 27, 1992:
     Allowance for doubtful accounts
     and discounts                   $     5,941,000 $    58,804,000 $    55,461,000 $     9,284,000

YEAR ENDED JULY 3, 1993:
     Allowance for doubtful accounts
     and discounts                   $     9,284,000 $    91,418,000 $    86,360,000 $    14,342,000

YEAR ENDED JULY 2, 1994:
     Allowance for doubtful accounts
     and discounts                   $    14,342,000 $   107,179,000 $   103,066,000 $    18,455,000

/TABLE


                                                                                                     SCHEDULE IX
                                                   SHAW INDUSTRIES, INC.

                                                   AGGREGATE SHORT-TERM BORROWINGS

                                                   FOR THE YEARS ENDED JULY 2, 1994, JULY 3, 1993, AND JUNE 27, 1992


                                                                                      Average         Weighted
                                                      Weighted        Maximum          Amount         Average
                                                      Average          Amount       Outstanding       Interest
                                     Balance at       Interest      Outstanding        During       Rate During
                                    End of Year         Rate        During Year       Year (a)        Year (b)

YEAR ENDED JUNE 27, 1992         $    45,000,000        4.43%    $    45,000,000 $    22,917,000         4.9%


YEAR ENDED JULY 3, 1993          $    20,000,000        3.63%    $   170,000,000 $    72,500,000         4.2%


YEAR ENDED JULY 2, 1994          $   135,000,000        3.60%    $   135,000,000 $    53,333,000         3.6%









                                       (a)   The average amount outstanding during the year was computed by dividing the total of month-end outstanding principal balances by the number of months that balances were outstanding at month-end.

                                       (b)   The weighted average interest rate during the year was computed by dividing the actual interest expenses related to short-term borrowings by average short-term debt outstanding.

/TABLE

         Number     Description

    3. Exhibits incorporated by reference or filed with this report.

         3(a) Amended and Restated Articles of Incorporation. [Incorporated herein by reference to Exhibit 3(a) to Registrant's Registration Statement filed with the Commission on December 28, 1993, (File No. 33-51719).]

         3(b)       Bylaws.  [Incorporated herein by reference to
                    Exhibit 3(b) to Registrant's Registration Statement filed with the Commission on December 28, 1993, (File No. 33-51719).]

         4(a) Specimen form of Common Stock Certificate. [Incorporated herein by reference to Exhibit 2 to Registrant's Report on Form 8-A filed with the Securities and Exchange Commission on May 12, 1989 (File No. 1-6853).]

         4(b) Articles II, V and VI of the Restated Articles of Incorporation, as amended, contained in
                    Exhibit 3(a), and Articles Two and Seven and
                    Section 8.1 of the Bylaws of Registrant, contained in Exhibit 3(b), and Statement of Designation, Preferences and Rights of Series
                    A Participating Preferred Stock, filed as
                    Exhibit 3(c), are incorporated herein by reference.

         4(c) Rights Agreement dated as of April 10, 1989, between Registrant and Citizens and Southern Trust Company (Georgia), N.A., as Rights Agent. [Incorporated herein by reference to
                    Exhibit 1 to Registrant's Current Report on
                    Form 8-K filed with the Securities and
                    Exchange Commission on May 5, 1989 (File No.
                    1-6853).]

         10(a)      Reserved


         10(b)*     Deferred Compensation Plan and form of
                    Deferred Compensation Agreement of Registrant as adopted in April, 1980.

         10(c)      Reserved

         10(d)      Reserved

         10(e)      Reserved

         10(f)      Reserved

         10(g) Loan Agreement dated February 1, 1991, between Registrant and The Citizens and Southern National Bank, regarding a $200,000,000 revolving credit facility. [Incorporated herein by reference to Exhibit 10(g) to Registrant's Report on Form 10-K for the fiscal year ended June 29, 1991 (File No. 1-
                    6853).]

         10(h)*     1987 Incentive Stock Option Plan of the
                    Registrant. [Incorporated herein by reference to Exhibit A to Registrant's 1987 Proxy
                    Statement, dated September 22, 1987  (File No.
                    1-6853).]

         10(i)      Reserved

         10(j)*     1989 Discounted Stock Option Plan of the
                    Registrant. [Incorporated herein by reference to Exhibit A to Registrant's 1989 Proxy
                    Statement, dated September 21, 1989 (File No.
                    1-6853).]



         10(k)*     1992  Incentive Stock Option Plan of the
                    Registrant. [Incorporated herein by reference to Exhibit A to Registrant's 1992 Proxy
                    Statement, dated September 18, 1992 (File No.1-
                    6853).]

         11 Computation of Earnings per Share for the fiscal years ended July 2, 1994, July 3, 1993 and June 27, 1992.

         13         Items Incorporated by Reference From the 1994
                    Annual Report to Shareholders.

         21         List of Subsidiaries.

         23         Consent of independent public accountants.

         27         Financial Data Schedule.

         * Compensatory plan or management contract required to be filed as an exhibit to Item 14(c) of Form 10-K.

    (b) No reports on Form 8-K were filed during the last quarter of fiscal 1994.



                          SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               SHAW INDUSTRIES, INC.


Date:  September 28, 1994   By: /S/ROBERT E. SHAW
                                Robert E. Shaw
                                President and Chief
                                Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  September 28, 1994       /S/ ROBERT E. SHAW
                                Robert E. Shaw
                                President, Chief
                                Executive Officer and
                                Director

Date:  September 28, 1994       /S/ J. C. SHAW
                                J. C. Shaw
                                Chairman of the Board of
                                Directors


Date:  September 28, 1994       /S/ WILLIAM C. LUSK, JR.
                                William C. Lusk, Jr.
                                Sr. VP, Treasurer and
                                Director (Principal
                                Financial and Accounting
                                Officer)


Date:  September 28, 1994       /S/ W. NORRIS LITTLE
                                W. Norris Little
                                Senior VP, Operations and
                                Director

Date:  September 28, 1994       /S/ ROBERT R. HARLIN
                                Robert R. Harlin
                                Director

Date:  September 28, 1994       /S/ THOMAS G. COUSINS
                                Thomas G. Cousins
                                Director


Date:  September 28, 1994       /S/ S. TUCKER GRIGG
                                S.Tucker Grigg
                                Director

Date:  September 28, 1994       /S/ CLIFFORD M. KIRTLAND, Jr.
                                Clifford M. Kirtland, Jr.
                                Director

Date:  September 28, 1994       /S/ J. HICKS LANIER
                                J. Hicks Lanier
                                Director

Date:  September 28, 1994       /S/ R. JULIAN McCAMY
                                R. Julian McCamy
                                Director



        Exhibit                                                         Page
        Number      Description                                         Number


         3(a) Amended and Restated Articles of Incorporation. [Incorporated herein by reference to Exhibit 3(a) to Registrant's Registration Statement filed with the Commission on December 28, 1993, (File No. 33-51719).]

         3(b)       Bylaws.  [Incorporated herein by reference to
                    Exhibit 3(b) to Registrant's Registration Statement filed with the Commission on December 28, 1993, (File No. 33-51719).]

         4(a) Specimen form of Common Stock Certificate. [Incorporated herein by reference to Exhibit 2 to Registrant's Report on Form 8-A filed with the Securities and Exchange Commission on May 12, 1989 (File No. 1-6853).]

         4(b) Articles II, V and VI of the Restated Articles of Incorporation, as amended, contained in
                    Exhibit 3(a), and Articles Two and Seven and
                    Section 8.1 of the Bylaws of Registrant, contained in Exhibit 3(b), and Statement of Designation, Preferences and Rights of Series
                    A Participating Preferred Stock, filed as
                    Exhibit 3(c), are incorporated herein by reference.

         4(c) Rights Agreement dated as of April 10, 1989, between Registrant and Citizens and Southern Trust Company (Georgia), N.A., as Rights Agent. [Incorporated herein by reference to
                    Exhibit 1 to Registrant's Current Report on
                    Form 8-K filed with the Securities and
                    Exchange Commission on May 5, 1989 (File No.
                    1-6853).]

         10(a)      Reserved


         10(b)*     Deferred Compensation Plan and form of
                    Deferred Compensation Agreement of Registrant as adopted in April, 1980.

         10(c)      Reserved

         10(d)      Reserved

         10(e)      Reserved

         10(f)      Reserved

         10(g) Loan Agreement dated February 1, 1991, between Registrant and The Citizens and Southern National Bank, regarding a $200,000,000 revolving credit facility. [Incorporated herein by reference to Exhibit 10(g) to Registrant's Report on Form 10-K for the fiscal year ended June 29, 1991 (File No. 1-
                    6853).]

         10(h)*     1987 Incentive Stock Option Plan of the
                    Registrant. [Incorporated herein by reference to Exhibit A to Registrant's 1987 Proxy
                    Statement, dated September 22, 1987  (File No.
                    1-6853).]

         10(i)      Reserved

         10(j)*     1989 Discounted Stock Option Plan of the
                    Registrant. [Incorporated herein by reference to Exhibit A to Registrant's 1989 Proxy
                    Statement, dated September 21, 1989 (File No.
                    1-6853).]



         10(k)*     1992  Incentive Stock Option Plan of the
                    Registrant. [Incorporated herein by reference to Exhibit A to Registrant's 1992 Proxy
                    Statement, dated September 18, 1992 (File No.1-
                    6853).]

         11 Computation of Earnings per Share for the fiscal years ended July 2, 1994, July 3, 1993 and June 27, 1992.

         13         Items Incorporated by Reference From the 1994
                    Annual Report to Shareholders.

         21         List of Subsidiaries.

         23         Consent of independent public accountants.

         27         Financial Data Schedule.

         * Compensatory plan or management contract required to be filed as an exhibit to Item 14(c) of Form 10-K.

    (b) No reports on Form 8-K were filed during the last quarter of fiscal 1994.