Form 10-Q
period 1994-10-01
SHAW INDUSTRIES INC
filed 1994-11-15
CIK 89498

                     SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                           ______________


                             FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  October 1, 1994

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

    Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

        APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: November 5, 1994 -139,337,802 shares

                            SHAW INDUSTRIES, INC.
                                 FORM 10- Q
                              October 1, 1994


                                I N D E X






PART I - FINANCIAL INFORMATION                            PAGE NUMBER

     Consolidated Balance Sheets - October 1, 1994
          and July 2, 1994                                   1-2

     Consolidated Statements of Income and Retained
          Earnings -
               For the Three Months Ended
               October 1, 1994 and
               October 2, 1993                                 3

     Consolidated Statements of Cash Flows
               For the Three Months Ended
               October 1, 1994 and
               October 2, 1993                                 4

     Notes to Consolidated Financial Statements              5-6

     Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations                                      7-8

PART II - OTHER INFORMATION                                    9

SIGNATURES                                                    10




PART 1 - ITEM ONE - FINANCIAL INFORMATION

                                                                    SHAW INDUSTRIES, INC.
                                                                 CONSOLIDATED BALANCE SHEETS
                                                                        (UNAUDITED)

                                               ASSETS

                                                        October 1, 1994      July 2, 1994
                                                        -------------        -------------
CURRENT ASSETS:

     Cash                                             $   25,202,000       $   12,597,000
                                                        -------------        -------------
     Temporary cash investments                           40,000,000                    0
                                                        -------------        -------------
     Accounts and notes receivable, less
         allowance for doubtful accounts and
         discounts of $19,977,000 and $18,455,000        362,872,000          367,613,000
                                                        -------------        -------------

     Inventories -
          Raw materials                                  231,835,000          240,726,000
          Work-in-process                                 33,641,000           36,110,000
          Finished goods                                 258,291,000          249,302,000
                                                        -------------        -------------
                                                         523,767,000          526,138,000
                                                        -------------        -------------
     Prepaid expenses                                     24,503,000           24,507,000
                                                        -------------        -------------
                    TOTAL CURRENT ASSETS                 976,344,000          930,855,000
                                                        -------------        -------------
PROPERTY, PLANT AND EQUIPMENT,
   at cost:

     Land and land improvements                           28,739,000           28,196,000
     Building and leasehold improvements                 252,196,000          231,892,000
     Machinery and equipment                             775,512,000          743,908,000
     Construction in progress                             95,523,000          114,604,000
                                                        -------------        -------------
                                                       1,151,970,000        1,118,600,000
     Less - Accumulated depreciation                     500,257,000          481,025,000
                                                        -------------        -------------
                                                         651,713,000          637,575,000
                                                        -------------        -------------
OTHER ASSETS                                             113,538,000          113,718,000
                                                        -------------        -------------
                   TOTAL ASSETS                      $ 1,741,595,000      $ 1,682,148,000
                                                        =============        =============







                                        LIABILITIES AND SHAREHOLDERS' INVESTMENT


                                                        October 1, 1994      July 2, 1994
                                                        -------------        -------------
CURRENT LIABILITIES:

     Notes payable                                   $             0      $   135,000,000
     Current maturities of long-term debt                 38,923,000           40,579,000
     Accounts payable                                    181,258,000          225,368,000
     Accrued liabilities                                 128,931,000          125,193,000
     Accrued income taxes                                 12,339,000                    0
                                                        -------------        -------------
          TOTAL CURRENT LIABILITIES                      361,451,000          526,140,000
                                                        -------------        -------------
LONG-TERM DEBT, less current maturities above            591,537,000          382,192,000
                                                        -------------        -------------
DEFERRED INCOME TAXES                                     38,121,000           38,095,000
                                                        -------------        -------------
OTHER CREDITS                                             12,226,000           11,831,000
                                                        -------------        -------------
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY              13,960,000           13,790,000
                                                        -------------        -------------
SHAREHOLDERS' INVESTMENT:

     Preferred stock; 250,000 shares authorized,
          no shares issued                                         -                    -
     Common stock, no par, $1.11 stated value,
          authorized 500,000,000 shares; 139,321,102
          shares issued at October 1, 1994 and
          139,868,162 shares issued at July 2, 1994      154,647,000          155,254,000
     Paid-in capital                                     149,022,000          159,192,000
     Foreign currency translation adjustment              (3,088,000)          (2,488,000)
     Retained earnings                                   423,719,000          398,212,000
                                                        -------------        -------------
                                                         724,300,000          710,170,000
     Less -Unearned compensation                                   0               70,000
                                                        -------------        -------------
          Total Shareholders' Investment                 724,300,000          710,100,000
                                                        -------------        -------------

TOTAL LIABILITIES AND SHAREHOLDERS'
     INVESTMENT                                      $ 1,741,595,000      $ 1,682,148,000
                                                        =============        =============








The accompanying notes are an integral part of these consolidated financial statements.










                                                               SHAW INDUSTRIES, INC.
                                             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                                                   (UNAUDITED)

                                                                THREE MONTHS ENDED

                                                        October 1, 1994      October 2, 1993
                                                        -------------        -------------
NET SALES                                            $   734,100,000      $   649,516,000
                                                        -------------        -------------
COSTS AND EXPENSES:
     Cost of sales                                       577,220,000          512,215,000
     Selling expense                                      68,020,000           51,558,000
     General and administrative expense                   27,226,000           24,623,000
                                                        -------------        -------------
                                                         672,466,000          588,396,000
                                                        -------------        -------------
OPERATING INCOME                                          61,634,000           61,120,000
                                                        -------------        -------------
OTHER EXPENSE (INCOME):
     Interest expense                                      8,255,000            5,836,000
     Interest income                                        (181,000)            (288,000)
                                                        -------------        -------------
          Interest, net                                    8,074,000            5,548,000
     Miscellaneous, net                                     (644,000)              24,000
                                                        -------------        -------------
          Total                                            7,430,000            5,572,000
                                                        -------------        -------------
INCOME BEFORE INCOME TAXES                                54,204,000           55,548,000
                                                        -------------        -------------
PROVISION FOR INCOME TAXES                                20,869,000           21,452,000
                                                        -------------        -------------
INCOME BEFORE MINORITY INTEREST                           33,335,000           34,096,000

MINORITY INTEREST IN CONSOLIDATED
     SUBSIDIARY                                             (173,000)                   -
                                                        -------------        -------------
NET INCOME                                           $    33,162,000      $    34,096,000
                                                        =============        =============
EARNINGS PER COMMON SHARE:
     Primary                                          $         0.24       $         0.24
                                                        =============        =============
     Fully diluted                                    $         0.24       $         0.24
                                                        =============        =============
RETAINED EARNINGS:
     Beginning of period                              $  398,212,000       $  297,754,000
     Add-net income                                       33,162,000           34,096,000
     Deduct - dividends paid                               7,655,000            6,433,000
                                                        -------------        -------------
     End of period                                    $  423,719,000       $  325,417,000
                                                        =============        =============


The accompanying notes are an integral part of these consolidated financial statements.

                                                                                SHAW INDUSTRIES, INC.
                                                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                    (UNAUDITED)
                                                                                     THREE MONTHS ENDED

                                                                            October 1, 1994      October 2, 1993
                                                                            -------------        -------------
OPERATING ACTIVITIES:
     Net Income                                                           $   33,162,000       $   34,096,000
                                                                            -------------        -------------
     Adjustments to Reconcile Net Income to Net
           Cash Provided by Operating Activities:
             Depreciation and amortization                                    20,610,000           21,315,000
             Provision for doubtful accounts                                   2,167,000            3,005,000
             Stock option compensation expense                                    70,000              199,000
             Change in assets and liabilities, net of
             acquisitions:
                 Accounts receivable                                           2,574,000            7,760,000
                 Inventories                                                   2,371,000          (14,751,000)
                 Trade accounts payable                                      (44,110,000)          15,464,000
                 Other accrued liabilities                                     3,738,000            5,427,000
                 Income taxes payable                                         12,339,000            8,326,000
                 Deferred income taxes and other credits                         421,000              709,000
                 Other, net                                                     (836,000)          (3,698,000)
                                                                            -------------        -------------
                      Total Adjustments                                         (656,000)          43,756,000
                                                                            -------------        -------------
                 Net Cash Provided by Operating Activies                      32,506,000           77,852,000
                                                                            -------------        -------------
INVESTING ACTIVITIES:
     Additions to property, plant and equipment                              (34,158,000)         (23,568,000)
     Business assets acquired                                                          0          (38,443,000)
     Increase in temporary cash investments                                  (40,000,000)         (20,231,000)
                                                                            -------------        -------------
          Net Cash Used in Investing Activities                              (74,158,000)         (82,242,000)
                                                                            -------------        -------------
FINANCING ACTIVITIES:
     Increase (decrease) in debt, net                                         72,689,000           (1,212,000)
     Exercise of stock options                                                   973,000              348,000
     Dividends paid                                                           (7,655,000)          (6,433,000)
     Purchase and retirement of common stock                                 (11,750,000)          (3,393,000)
                                                                            -------------        -------------
          Net Cash Provided (Used) in Financing Activities                    54,257,000          (10,690,000)
                                                                            -------------        -------------
NET INCREASE (DECREASE) IN CASH                                               12,605,000          (15,080,000)
CASH AT BEGINNING OF PERIOD                                                   12,597,000           35,807,000
                                                                            -------------        -------------
CASH AT END OF PERIOD                                                     $   25,202,000       $   20,727,000
                                                                            =============        =============
SUPPLEMENTAL DISCLOSURES OF CASH
     FLOW INFORMATION:
     Cash paid during the period for -
          Interest                                                        $    6,313,000       $    5,752,000
          Income taxes                                                    $    3,120,150       $   11,612,000
     Noncash capital lease obligations                                    $            0       $      378,000



The accompanying notes are an integral part of these consolidated financial statements.


                      SHAW INDUSTRIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      OCTOBER 1, 1994

                       (UNAUDITED)
______________________________________________________________


1.        The financial statements included herein have been
     prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the 1994 Annual Report on Form 10-K. In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position as of October 1, 1994 and the results of operations and cash flows for the three months then ended. These adjustments were of a
     normal recurring nature.   The results of operations for the
     three months ended October 1, 1994 are not necessarily indicative of the results to be expected for the year ending December 31, 1994.

          The Company uses the last-in, first-out (LIFO) method of valuing substantially all of its inventories in order to more properly match current costs against current revenues, thereby reducing the effects of inflation on earnings. If LIFO inventories were valued at current costs, the inventories would have been $10,307,000 and $6,449,000 lower at October 1, 1994 and at July 2, 1994, respectively. Certain of the Company's physical inventories are taken on a weekly, monthly or quarterly basis and the Company computes the LIFO inventory amount on a quarterly basis after considering anticipated prices, quantities and product mix as of year-end.



2. The weighted average number of shares used in computing earnings per share for the three months ended October 1, 1994 and October 2, 1993 were as follows:

                                                  Three Months Ended
                                      October 1, 1994      October 2, 1993

     Primary                            140,291,568           145,100,288

     Fully diluted                      140,291,567           145,275,926



     See Computation of Per Share Earnings - Exhibit 11.

3. On July 21, 1994, the Board of Directors of the Company approved the change of the Company's fiscal year-end from the Saturday closest to the end of June to the new fiscal year-end of
     the Saturday closest to the end of December.    Accordingly,
     December 31, 1994 will be the next fiscal year-end for the Company.

4. In September, 1994, the Company entered into an agreement to replace its existing revolving credit agreement of $300 million with a syndicated bank facility for $600 million. The new syndicated bank facility matures in 1997 with an option to extend it for two additional one-year terms at a LIBOR based interest rate. Accordingly, $205 million of short-term borrowings have been reclassified to long-term debt in the accompanying balance sheet as of October 1, 1994 reflecting the Company's intention to refinance this debt with borrowings under the new agreement.

5. On July 12, 1993, the Company formed a joint venture through which it acquired an interest in Capital Carpet Industries, Pty., Ltd., Melbourne, Victoria, Australia and Invicta Group Industries, Pty., Ltd., Braybrook, Victoria, Australia (together, "CCI"), enabling the Company to participate in a government-supported rationalization of the Australian carpet industry. On November 4, 1993, the Company acquired the remaining interest in the joint venture. Until November 4, 1993, the investment was accounted for using the equity method, and accordingly, the Company included its share of CCI's income in other income. Subsequent to November 4, 1993, the results of operations of CCI are included in the accompanying financial statements.

          On September 10, 1993, the Company acquired Abingdon Carpets, Gwent, Wales. Abingdon is a British producer of medium priced tufted carpets and carpet yarns. The acquisition has been accounted for as a purchase transaction, and accordingly, the results of operations of Abingdon are included in the accompanying financial statements since September 10, 1993.

          On May 31, 1994, the Company entered into an agreement to form a joint venture with Grupo Industrial Alfa, S.A. de C.V. of Monterrey, Mexico, for the manufacture, distribution and marketing of carpets, rugs and related products in Mexico and South America. The Company acquired a 51 percent interest in Terza, S.A. de C.V., and accordingly, the subsidiary is included in consolidation at July 2, 1994 and the results of operations of Terza are included in the accompanying financial statements since May 31, 1994.

                           SHAW INDUSTRIES, INC.
               ITEM TWO-MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

          The Company's business, as well as the United States' carpet industry in general, is cyclical in nature and is significantly affected by general economic conditions. The level of carpet sales tends to reflect fluctuations in consumer spending for durable goods, and to a lesser extent, fluctuations in interest rates and new housing starts. The industry achieved reasonable growth in the quarter ended October 1, 1994 compared to the same period last year.

          The Company's working capital at October 1, 1994 of $614,893,000 is $210,178,000 greater than the prior year because short-term notes payable of $205,000,000 were reclassified to long-term debt as described in Note 4 of the Notes to Consolidated Financial Statements. Operating and financing activities during the quarter ended October 1, 1994 provided a strong cash flow to fund investing activities. Net cash provided by operating activities in the first quarter totaled $32,506,000 and was provided principally from net income of $33,162,000, depreciation and amortization of $20,610,000, and other items, net of $22,844,000. Net cash was used by operating activities to reduce trade accounts payable by $44,110,000. Cash flow used in investing activities in the first quarter totaled $74,158,000. Cash was used for additions to property, plant and equipment of $34,158,000 and an increase in temporary cash investments of $40,000,000. The principal cash used in financing activities was for cash dividends of $7,655,000 and the purchase and retirement of common stock of $11,750,000. Cash was provided by financing activities through an increase in debt of $72,689,000 and the exercise of stock options of $973,000.

          The Company's liquidity condition remains strong. Conservation of capital and the maintenance of a strong balance sheet have enabled the Company to become a preeminent force in the carpet industry. Capital expenditures (including capital lease obligations ) for incremental additions and modifications to plant and equipment necessary to maintain the facilities in a modern state-of-the-art condition were $34,158,000 for three months ended October 1, 1994. During the remainder of fiscal 1994, which ends December 31, 1994, the Company will continue to expand and upgrade its tufting, dyeing, finishing, yarn processing, distribution, transportation and materials handling equipment to meet an anticipated increase in sales volume and to improve efficiency. Management anticipates capital expenditures and capitalized lease obligations of approximately $20,000,000 during the remainder of fiscal 1994 which will be funded through cash flow from operations and, if appropriate, through additional
     sources of long-term capital.    As described in Note 4 of the
     Notes to Consolidated Financial Statements, the Company has arranged to replace its existing revolving credit agreement of $300,000,000 with a $600,000,000 syndicated bank facility to meet expected borrowing requirements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 1, 1994 COMPARED TO THREE MONTHS ENDED
OCTOBER 2, 1993



     Net sales increased $84,584,000, or 13.0 percent, primarily as a result of an increase in the volume of shipments. Results for the three months ended October 1, 1994 included incremental sales of $55,545,000 attributable to acquisitions as described in
Note 5 to the Consolidated Financial Statements included herein. Gross profit margins increased .3 percent to 21.4 percent from
21.1 percent for the current three months compared to the same period last year principally as a result of an improvement in the efficiency relationship of volume and fixed costs. Selling, general and administrative expense increased $19,065,000 in the current three months compared to the same period last year, and increased 1.3 percent to 13.0 percent of net sales due
principally to higher selling and sampling costs.   Interest
expense, net, increased $2,526,000 to $8,074,000 in the current three months compared to the same period last year due primarily to an increase in outstanding short and long-term borrowings.
The effective income tax rate decreased from 38.6 percent to 38.5 percent for the current three months compared to the same period last year.

                             PART II - OTHER INFORMATION


ITEM ONE - LEGAL PROCEEDINGS

          From time to time the Company is subject to claims and suits arising in the course of its business. In April 1993, the Company became a defendant in certain litigation alleging personal injury resulting from personal exposure to volatile organic compounds found in carpet produced by the Company. The complaints seek injunctive relief and unspecified money damages on all claims. The Company has denied any liability. In May 1993, the Company became a defendant in certain litigation alleging violation of both federal and state laws relating to unfair competition. The complaint seeks an injunction regarding the unfair competition claims and money damages. The Company has denied any liability. The Company believes that it has meritorious defenses in these suits and that the litigation will not have a material adverse effect on the Company's financial condition or results of operations. The Company will vigorously defend these suits. In June 1994, the Company and several other carpet manufacturers received a grand jury subpoena from the Antitrust Division of the United States Department of Justice relating to an investigation of the industry. The Company believes that once this investigation is completed, it will not have a material adverse effect on the Company's financial condition or results of operations.

ITEM TWO - CHANGES IN SECURITIES

          None

ITEM THREE - DEFAULTS UPON SENIOR SECURITIES

          None

ITEM FOUR - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM FIVE - OTHER INFORMATION

          None

ITEM SIX - EXHIBITS AND REPORTS ON FORM 8-K

          (A)  Exhibits - Computation of Per Share Earnings (Exhibit 11)
                        - Financial Data Schedule (Exhibit 27)

          (B) A report on Form 8-K was filed during the fiscal quarter ended October 1, 1994 reporting a change in fiscal year. On July 21, 1994, the Board of
               Directors of the Company, approved the change of the Company's fiscal year-end from the Saturday closest to the end of June to the new fiscal year-end of the Saturday closest to the end of December.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized




                                                      SHAW INDUSTRIES, INC.

                                                      (The Registrant)


DATE:     November 10, 1994                       /s/ Robert E. Shaw
                                            Robert E. Shaw
                                            President and Chief Executive
                                            Officer


DATE:     November 10, 1994                       /s/ William C. Lusk, Jr.
                                            William C. Lusk, Jr.
                                            Senior Vice President and Treasurer
                                            (Principal Financial Officer)