Form 10-K
SHAW INDUSTRIES INC
filed 1995-03-31
CIK 89498

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
(Mark One)
|X|ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1994
                                       OR
     |_|TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from __________ to __________
                                Commission File
                                 Number 1-6853

                          Shaw Industries, Inc.
             (Exact name of registrant as specified in its charter)
Georgia                                                         58-1032521

State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)

 616 East Walnut Avenue,
     Dalton, Georgia                                            30720
Address of principal executive offices)                       (Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filled by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days. Yes x No_____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price on The New York Stock Exchange on March 17, 1995 was: $1,546,095,033

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

 Title of Each Class                          Outstanding  at  March  17, 1995
Common Stock, No Par Value                           137,017,402     Shares
                     DOCUMENTS INCORPORATED BY REFERENCE
1994 Annual Report to Shareholders --- Part II.
Definitive Proxy Statement for the 1995 Annual Meeting of Shareholders on April 27, 1995 --- Part III.

                                    PART I



Item I.  Business

        Shaw Industries, Inc. ("Shaw" or the "Company") is the world's largest carpet manufacturer based on both revenue and volume of production. Shaw designs and manufactures approximately 2,500 styles of tufted and woven carpet for residential and commercial use under the PHILADELPHIA, TRUSTMARK, CABIN CRAFTS, SHAW COMMERCIAL CARPETS, STRATTON, NETWORX, SHAWMARK, EVANS BLACK, SALEM, SUTTON, KOSSET, CROSSLEY, ABINGDON, REDBOOK, MINSTER, INVICTA and TERZA trade names and under certain private labels. The Company's manufacturing operations are fully integrated from the processing of yarns through the finishing of carpet. The Company's carpet is sold in a broad range of prices, patterns, colors and textures with the majority of its sales in the medium to high retail price range. Shaw sells its products to retailers, distributors and commercial users throughout the United States, Canada, Mexico, Australia and the United Kingdom and, to a lesser degree, exports to additional overseas markets.

        On May 31, 1994, the Company entered into an agreement to form a joint venture with Grupo Industrial Alfa, S.A. de C.V. of Monterrey, Mexico
("Alfa"),  for the manufacture,  distribution and marketing of carpets, rugs and related products in Mexico and South America. The Company acquired a fifty-one percent interest in Terza, S.A. de C.V., and accordingly, the subsidiary is included in consolidation at December 31, 1994 and the results of operations of Terza are included in the Company's consolidated financial statements since May 31, 1994.

        On January 9, 1995, the Company announced that it had acquired through its wholly owned subsidiary, Carpets International (U.K.) Plc, substantially all of the operating assets of the Carpet Division of Coats Viyella Plc for approximately $29.4 million.

     On March 1, 1995, the Company announced that a joint venture earlier formed with Versax, S.A. de C.V., a subsidiary and successor in-interest to Alfa, had acquired some of the carpet manufacturing assets of Tapetes Luxor, S.A. de C.V. and Corporacion Santa Rosa, S.A. de C.V.

        The Company, based upon its international acquisitions, is now positioned to supply the Australian, Pacific Rim and European markets with high quality products. For 1994 and 1993, international operations accounted for 10.4 percent and 3.9 percent of the Company's net sales, respectively. As a result of its foreign expansion, the Company has limited exposure to fluctuations in foreign currency exchange rates on its intercompany payables and on certain other U.S. dollar denominated net liabilities of its foreign subsidiaries. The Company may employ foreign exchange contracts when, in the normal course of business, they are determined to effectively manage and reduce such exposure.

        Geographical information about the Company's sales, operating profit and identifiable assets is incorporated by reference to page 18 of Exhibit 13 to this report. The results of the acquired operations in fiscal 1994 did not have a material effect on the Company's net income.

Products and Marketing

        Substantially all carpet manufactured by the Company is tufted carpet made from nylon and polypropylene yarn. In the tufting process, yarn is inserted by multiple needles into a synthetic backing, forming loops which may be cut or left uncut, depending on the desired texture or construction. According to industry estimates, tufted carpet accounted for over 91% of unit volume shipments of carpet manufactured in the United States during 1994. Substantially all carpet manufactured in the United States is made from synthetic fibers, with nylon accounting for 65.2% of the total, polypropylene 24.9%, polyester 9.4% and wool 0.5%. During 1994, the Company processed approximately 95% of its requirements for carpet yarn in its own yarn processing facilities.

        The Company believes that its significant investment in modern, state-of-the-art equipment has been an important factor in achieving and maintaining its leadership position in the marketplace. During the past five fiscal years, the Company has invested approximately $718 million in property
additions   (including   acquisitions).   The  Company   continually  seeks
opportunities for increasing its sales volume and market share. For example, the Company continues to expand its product lines of carpet manufactured from polypropylene fiber, including fibers produced by the Company's own extrusion equipment. The Company also has a manufacturing facility for the production of carpet tiles for the commercial market.

        The overall level of sales in the carpet industry is influenced by a number of factors, including consumer confidence and spending for durable goods, interest rates, turnover in housing, the condition of the residential construction industry and the overall strength of the economy.

        The marketing of carpet is influenced significantly by current trends in style and fashion, principally color trends. The Company believes it has been a leader in the development of color technology in the carpet industry and that its dyeing facilities are among the most modern and versatile in the industry. The Company maintains an in-house product development department to identify developing color and style trends which are expected to affect its customers' buying decisions. In 1994, this department was further strengthened by the completion of the Shaw Industries Research and Development Center. This state-of-the-art complex includes a 75,000 square foot pilot plant featuring sample extrusion, yarn processing, tufting, dyeing, coating and shearing equipment, and three fiber and dye development laboratories.

Sales and Distribution

        The Company's products are marketed domestically by approximately 950 salaried sales personnel in its various marketing divisions directly to retailers and distributors and to large national accounts through the Company's National Accounts Division. The Company's ten (10) regional warehouse facilities and seven (7) redistribution centers, along with its centralized management information system, enable it to provide prompt delivery of its products to both its retail customers and wholesale distributors. The Company's substantial investment in management information systems permits efficient production scheduling and control of inventory levels.

        The Company sells to approximately 42,000 retailers, distributors and national accounts located throughout the United States and Canada. Retailers and national accounts, on a combined basis, accounted for approximately 86% of the Company's carpet sales for 1994. Shaw also sells to approximately 100 wholesale distributors. Approximately 4% of the Company's carpet sales in 1994 were to distributors. Sales of Shaw products in foreign markets, including the sales of foreign subsidiaries, accounted for approximately 10% of total sales in 1994. No single customer accounted for more than 2% of the Company's sales during 1994.

Competition

        The carpet industry is highly competitive with more than 200 companies engaged in the manufacture and sale of carpet in the United States. Carpet manufacturers also face competition from the hard surface floorcovering industry. The principal methods of competition within the carpet industry are quality, style, price and service. The Company believes its strategically located regional warehouse facilities and redistribution centers provide a competitive advantage by enabling it to supply carpet on a timely basis to customers. The Company's long-standing practice in investing in modern, state-of-the-art equipment contributes significantly to its ability to compete effectively on the basis of quality, style and price.

Raw Materials

        The principal raw materials used by the Company are nylon fiber and filament, and synthetic backing; additional raw materials include polyester, polypropylene and wool fibers and filaments, jute, latex and dye.
During 1994, the Company experienced no significant shortages of raw materials.

Employees

        At December 31, 1994, the Company had approximately 24,600 full-time employees. In the opinion of management, employee relations are good. Employees are involved in the Quality Improvement Process which began in 1985. This program was designed to improve the Company's products and services through education and training. None of the Company's employees in the United States are represented by unions. Employees of foreign subsidiaries are represented by unions.

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

        During 1994, the Company continued its commitment to the environment. The Company's Research and Design Center was opened successfully in 1994 and was the first commercial application of concrete produced using carpet by-products. In this recycling process, a portion of the conventional concrete substrate is replaced with shredded carpet remnants. Laboratory tests indicate that this product is equal to, and in some ways superior to, conventional concrete.

        Because of its commitment to finding new ways of using mill waste, the Company is aggressively pursuing a situation where all its waste products can be used in an environmentally friendly way. Future possibilities for use of the fiber reinforced concrete include road and bridge construction, military applications, building foundations, tile, brick and concrete blocks.
Patents, Trademarks, etc.

        Patent protection has not been significant to the Company's business, although the Company does hold several patents covering machinery used in a specific carpet coloring process and has several patent applications pending.

                                 Item 2. Properties

        Shaw's executive offices are located in Dalton, Georgia. The principal facilities operated by Shaw and described below are owned except as otherwise noted:

                                     Approximate       Principal Products
Location                               Sq. Ft.            or Functions

Dalton, Georgia                        46,700          Executive headquarters
Dalton, Georgia                       145,000          Administrative offices
Dalton, Georgia                       114,600          Administrative offices
Dalton, Georgia                       229,500          Administrative offices
                                                       and distribution
Dalton, Georgia                       309,800          Administrative offices
                                                       and distribution
Dalton, Georgia                       291,000          Administrative offices
                                                       and distribution
Dalton, Georgia                       235,500          Administrative offices
                                                       and distribution
Dalton, Georgia                       372,700          Administrative offices
                                                       and distribution
Cartersville, Georgia                 138,900          Administrative offices
                                                       and warehousing
Dalton, Georgia                       601,000          Distribution
Dalton, Georgia                       400,000          Distribution
Dalton, Georgia                       303,200          Distribution
Dalton, Georgia                       371,600          Distribution
Ringgold, Georgia                     649,100          Distribution
Ringgold, Georgia                     224,200          Distribution
Andalusia, Alabama                  1,119,000          Yarn extrusion
Thomson, Georgia                      258,300          Yarn extrusion
Valley Head, Alabama(1)               160,000          Yarn processing
Bainbridge, Georgia                   450,000          Yarn processing
Blue Ridge, Georgia(2)                 75,100          Yarn processing
Calhoun, Georgia                      262,100          Yarn processing
Chatsworth, Georgia(2)                 36,800          Yarn processing
Chatsworth, Georgia                   117,200          Yarn processing
Lafayette, Georgia                    131,900          Yarn processing
Milledgeville, Georgia                 78,600          Yarn processing
Rome, Georgia                          40,600          Yarn processing
Decatur, Tennessee(1)                 151,000          Yarn processing
Eton, Georgia                         423,000          Yarn processing and
                                                       tufting
Stevenson, Alabama                    441,000          Yarn spinning
Chatsworth, Georgia                   188,300          Yarn spinning
Dallas, Georgia                       138,500          Yarn spinning
Dalton, Georgia                       241,600          Yarn spinning
Ellijay, Georgia                      157,100          Yarn spinning
Fitzgerald, Georgia                   250,000          Yarn spinning
Newnan, Georgia                       289,000          Yarn spinning

                                     Approximate       Principal Products
Location                               Sq. Ft.            or Functions

Tifton, Georgia                       142,500          Yarn spinning
Toccoa, Georgia                       139,000          Yarn spinning
Trenton, Georgia                      192,300          Yarn spinning
Trenton, SC                           169,500          Yarn spinning
South Pittsburg, TN                   187,900          Yarn spinning
Cartersville, Georgia                 317,600          Tufting, dyeing &
                                                       coating
Cartersville, Georgia                171,800           Tufting, dyeing &
                                                       coating
Dalton, Georgia                      650,240           Tufting, dyeing &
                                                       coating
Dalton, Georgia                      461,000           Tufting, dyeing &
                                                       coating
Dalton, Georgia                      326,000           Tufting, dyeing &
                                                       coating
Dalton, Georgia                      354,900           Tufting, dyeing &
                                                       coating
Dalton, Georgia                      579,600           Tufting, dyeing &
                                                       coating
Dalton, Georgia                      376,200           Tufting & printing
Ringgold, Georgia                    201,000           Tufting
Dalton, Georgia                      150,000           Dyeing
Dalton, Georgia                      267,000           Dyeing and coating
Dalton, Georgia                      231,300           Printing, foaming &
                                                       warehousing
Cartersville, Georgia(2)             192,000           Carpet tile
                                                       manufacturing
Cartersville, Georgia                255,200           Contract carpet
                                                       manufacturing
Charlotte, N.C.                      112,400           Backing manufacturing
Ringgold, Georgia(2)                 248,000           Finishing and rug
                                                       manufacturing
Winchester, Tennessee               320,600            Carpet manufacturing
Chickamauga, Georgia(2)             219,500            Sample manufacturing
                                                       and warehousing
Dalton, Georgia                     197,680            Sample manufacturing
                                                       and warehousing
Dalton, Georgia(2)                  103,100            Sample manufacturing
                                                       and warehousing
Dalton, Georgia                     147,200            Sample manufacturing and
                                                       warehousing
Dalton, Georgia (2)                 154,800            Sample manufacturing and
                                                       warehousing
Dalton, Georgia (2)                  45,200            Carpet store
Dalton, Georgia                      55,000            Design Center
Dalton, Georgia                      85,000            Research and Development
                                                       Center

                                     Approximate       Principal Products
Location                               Sq. Ft.           or Functions

Bradford, England                   746,000           Tufting, weaving, coating,
                                                      distribution and
                                                      administrative offices.
Gwent, Wales                        265,000           Yarn extrusion, yarn
                                                      processing, tufting,
                                                      dyeing and coating
Victoria, Australia               1,425,000           Yarn extrusion, yarn
                                                      processing, tufting,
                                                      dyeing, coating,
                                                      distribution and
                                                      administrative offices
Monterrey, Mexico                   288,000           Yarn processing,
                                                      tufting, dyeing,
                                                      coating, distribution
                                                      and adminstrative
                                                      offices.

       (1)    Leased from Industrial Development Boards.

       (2)    Leased property.

       Shaw maintains leased warehouses and customer service facilities in or near Dallas; Los Angeles (2); Seattle; San Francisco; Denver; Chicago; Minneapolis; Boston; and, Cranbury, New Jersey. Each leased warehouse facility includes a sales showroom. The Company also maintains redistribution centers in Orlando, Florida; Columbus, Ohio; Mobile, Alabama; Kernersville, North Carolina; Mechanicsburg, Pennsylvania; St. Louis, Missouri; and, Fredericksburg, Virginia. Management of the Company believes all of its properties are generally well maintained, suitable and adequate for its current and anticipated future operations, and are substantially utilized.

Item 3.  Legal Proceedings

       From time to time the Company is subject to claims and suits arising in the course of its business. In April 1993, the Company became a defendant in certain litigation alleging personal injury resulting from personal exposure to volatile organic compounds found in carpet produced by the Company. The complaints seek injunctive relief and unspecified money damage on all claims. The Company has denied any liability. The Company believes that it has meritorious defenses and that the litigation will not have a material adverse effect on the Company's financial condition or results of operations. In June 1994, the Company and several other carpet manufacturers received grand jury subpoenas from the Antitrust Division of the United States Department of Justice relating to an investigation of the industry. The Company believes that once this investigation is completed it will not have a material adverse effect on the Company's financial condition or results of operations.

       At the end of fiscal year 1994, there were no other pending legal proceedings to which the Company was a party or to which any of its property was subject which, in the opinion of management, were likely to have a material adverse effect on the Company's business, financial condition or results of operations.

Item 4.  Submission of Matters to Vote of Security Holders

       Not applicable.

Item 4(A).  Executive Officers of the Registrant

                                            Officer
Name                               Age      Since                  Position
----                               ---      -------                --------
J. C. Shaw                         65       1967         Chairman of the Board
                                                         of Directors

Robert E. Shaw                     63       1967         President and Chief
                                                         Executive Officer
                                                         and Director

William C. Lusk, Jr.               59       1971         Senior Vice President
                                                         and Treasurer and
                                                         Director

W. Norris Little                   63       1978         Senior Vice President,
                                                         Operations and
                                                         Director

Vance D. Bell                      43       1983         Vice President,
                                                         Marketing

Bennie M. Laughter                 43       1986         Vice President,
                                                         Secretary and General
                                                         Counsel

Carl P. Rollins                    51       1991         Vice President

Douglas H. Hoskins                 60       1978         Controller

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

                                     PART II

     Item 5. Market for the Registrant's Common Stock and Related Shareholder Matters

       The high and low sales prices for the Company's common stock as reported by the New York Stock Exchange and the amount of dividends paid by quarter for the last two fiscal years are set forth on page 1 of Exhibit 13.

     Reference is made to Note 2 of Notes to Consolidated Financial Statements on page 12 of Exhibit 13 for information concerning restrictions on the payment of cash dividends.

       At March 1, 1995, there were 4,449 holders of record of the Company's common stock.

Item 6.  Selected Financial Data

     This information is set forth on pages 4 - 5 of the Exhibit 13 under the caption "Ten-Year Financial Review."

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

       This information is set forth on pages 2 - 3 of Exhibit 13 to this report.

Item 8.  Financial Statements and Supplementary Data

       This information is set forth on pages 6 - 20 of Exhibit 13.

Item 9.  Disagreements on Accounting and Financial Disclosure

       None.

                                     PART III
Item 10.  Directors and Executive Officers of the Registrant

       Information   concerning   directors  is  incorporated  by  reference  to
"Election of Class of Directors" on pages 3 - 6 of the Proxy Statement for the 1995 Annual Meeting of Shareholders. Reference is also made to Item 4(A) of Part I of this report, "Executive Officers of the Registrant," which information is incorporated herein.

Item 11.  Executive Compensation

     This information is incorporated by reference to "Executive Compensation" on pages 7 - 14 of the Proxy Statement for the 1995 Annual Meeting of Shareholders.

 Item 12.     Security Ownership of Certain Beneficial Owners and Management

       This information is incorporated by reference to "Voting Rights and Principal Shareholders" and "Election of Directors" on pages 1 -2 and 3 - 6 respectively, of the Proxy Statement for the 1995 Annual Meeting of Shareholders.

                                     PART IV

 Item 13.Certain Relationships and Related Transactions

       This information is incorporated by reference to "Certain Relationships" on page 5 of the Proxy Statement for the 1995 Annual Meeting of Shareholders.

 Item 14.     Exhibits, Financial Statement Schedule and Reports on Form 8-K

       (a)    The following documents are filed as part of this report:

       1.     Financial Statements

              Exhibit 13, a copy of which is filed with this Form 10-K, contains the balance sheets as of December 31, 1994, and January 1, 1994, the related statements of income, shareholders' investment and cash flows for each of the three years in the period ended December 31, 1994, and the related report of Arthur Andersen LLP. These financial statements and the report of Arthur Andersen LLP are incorporated herein by reference. The financial statements, incorporated by reference, include the following:

           -   Balance Sheets -- December 31, 1994, and January 1,
1994.

              - Statements of Income and Statements of Shareholders' Investment for the years ended December 31, 1994, January 1, 1994, and December 26, 1992.

     - Statements of Cash Flows for the years ended December 31, 1994, January 1, 1994, and December 26, 1992.

     - Notes to Financial Statements -- December 31, 1994, January 1, 1994, and December 26, 1992.

       2.  Financial Statement Schedule

              -     Report of Independent Public Accountants as to Schedule:

   Schedule
    Number


     II Valuation and Qualifying Accounts for the Years Ended December 31, 1994, January 1, 1994 and December 26, 1992.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Shareholders of
Shaw Industries, Inc.:

     We have audited, in accordance with generally accepted auditing standards, the financial statements of Shaw Industries, Inc. included in the annual report to shareholders incorporated by reference in this Form 10-K and have issued our report thereon dated February 8, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 8, 1995

                                                                SCHEDULE II
                            SHAW INDUSTRIES, INC.

                      VALUATION AND QUALIFYING ACCOUNTS

  FOR THE YEARS ENDED DECEMBER 31, 1994, JANUARY 1, 1994 AND DECEMBER 26, 1992


                                                         Additions
                                         Balance at   Charged to
                                          Beginning    Costs and               Balance at
                                           of Year     Expenses    Deductions  End of Year
YEAR ENDED DECEMBER 26, 1992:
   Allowance for doubtful accounts and
   discounts                           $     8,289  $     84,675 $    78,143 $     14,821

YEAR ENDED JANUARY 1, 1994:
   Allowance for doubtful accounts and
   discounts                           $     14,821 $     98,230 $   100,000 $     13,051

YEAR ENDED DECEMBER 31, 1994:
   Allowance for doubtful accounts and
   discounts                           $     13,051 $    112,978 $   108,104 $     17,925


                Number          Description

       3.     Exhibits incorporated by reference or filed with this report.

     3(a) Amended and Restated Articles of Incorporation. [Incorporated herein by reference to Exhibit 3(a) to Registrant's Registration Statement filed with the commission on December 28, 1993 (File No. 33-51719).]

     3(b)  Bylaws.   [Incorporated  herein  by  reference  to  Exhibit  3(b)  to
Registrant's Registration Statement filed with the commission on December 28, 1993 (File No. 33-51714).]

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

              10(a)           Reserved

              10(b)* Deferred Compensation Plan and form of Deferred Compensation Agreement of Registrant as adopted in April, 1980. [Incorporated herein by reference to the Registrant's July 2, 1994 Form 10-K filed with the Securities and Exchange Commission].


              10(c)           Reserved

              10(d)           Reserved

              10(e)           Reserved

              10(f)           Reserved

       10(g) Credit Agreement dated November 30, 1994, between Registrant and Nationsbank of Georgia, National Association, regarding a $600,000,000 revolving credit facility.

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

              10(k)*  1992  Incentive Stock Option Plan of the
Registrant. [Incorporated herein by reference to Exhibit A to Registrant's 1992 Proxy
Statement, dated September 18, 1992 (File No.1-6853).]

              11 Computation of Earnings per Share for the fiscal years ended December 31, 1994, January 1, 1994 and December 26, 1992.

     13 Items Incorporated by Reference from the 1994 Annual Report to Shareholders.

              21              List of Subsidiaries.

              23              Consent of independent public accountants.

              27              Financial Data Schedule.

              *Compensatory plan or management contract required to be filed as an exhibit to Item 14 (c) of Form 10-K.

       (b) No reports on Form 8-K were filed during the last quarter of fiscal 1994.

                                   SIGNATURES
       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SHAW INDUSTRIES, INC.


Date:  March 30, 1995                     By: /S/ROBERT E. SHAW
             --                               -----------------
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


Date:  March 30, 1995                         /S/ ROBERT E. SHAW
             --                               ------------------
                                              Robert E. Shaw
                                              President, Chief
                                              Executive Officer and
                                              Director

Date:  March 30, 1995                         /S/ J. C. SHAW
             --                               --------------
                                               J. C. Shaw
                                              Chairman of the Board of
                                              Directors


Date:  March 30, 1995                         /S/ WILLIAM C. LUSK, JR.
             --                               ------------------------
                                              William C. Lusk, Jr.
                                              Sr. VP, Treasurer and
                                              Director (Principal
                                              Financial and Accounting
                                              Officer)


Date:  March 30, 1995                         /S/ W. NORRIS LITTLE
             --                               --------------------
                                               W. Norris Little
                                              Senior VP, Operations and
                                              Director

Date:  March 30, 1995                         /S/ ROBERT R. HARLIN
             --                               --------------------
                                               Robert R. Harlin
                                               Director

Date:  March 30, 1995                         /S/ THOMAS G. COUSINS
             --                               ---------------------
                                               Thomas G. Cousins
                                               Director

Date:  March 30, 1995                         /S/ S. TUCKER GRIGG
             --                               -------------------
                                              S.Tucker Grigg
                                              Director

Date:  March 30, 1995                        /S/ CLIFFORD M. KIRTLAND, Jr.
             --                              -----------------------------
                                             Clifford M. Kirtland, Jr.
                                             Director

Date:  March 30, 1995                        /S/ J. HICKS LANIER
             --                              -------------------
                                             J. Hicks Lanier
                                             Director

Date:  March 30, 1995                        /S/ R. JULIAN McCAMY
             --                              --------------------
                                             R. Julian McCamy
                                             Director

         Exhibit                                                   Page
         Number       Description                                 Number

     3 (a)  Amended and Restated Articles of Incorporation,
            [Incorporated  herein by reference to Exhibit
            3(a) to Registrant's Registration Statement filed with the commission on December 28, 1993 (File No. 33-51719).]

     3 (b)  Bylaws.  [Incorporated  herein by  reference  to
            Exhibit 3 (b) to Registrant's Registration Statement
           (File No. 33-51719).]

     4 (a) Specimen form of Common Stock Certificate. [Incorporated herein by reference to Exhibit 2 to Registrant's Report on Form 8-A filed with the Securities nd Exchange Commission on May 12, 1989 (File No. 1-6853).]

     4 (b) Articles II, V and VI of the Restated Articles of Incorporation, as amended, contained in Exhibit 3(a), and Articles Two and Seven and Section 8.1 of the Bylaws of Registrant, contained in Exhibit 3(b), and Statement of Designation, Preferences and Rights of Series A Participating Preferred Stock, filed as
            Exhibit 3(c), are incorporated.

     4 (c)  Rights   Agreement   dated  as  of  April  10,  1989
            between Registrant and Citizens and Southern Trust Company (Georgia), N.A., as Rights Agent. [Incorporated herein by reference to Exhibit 1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 1989 (File No. 1-6853.]

         Exhibit                                                   Page
          Number      Description                                 Number


     10 (a)  Reserved

     10 (b)* Deferred  Compensation Plan and form of Deferred
             Compensation Agreement of Registrant as adopted in April, 1980. [ Incorporated herein by reference th the Registrant's July 2, 1994 Form 10 K filed with the Securities and Exchange Commission ].

     10(c)   Reserved

     10(d)   Reserved

     10(e)   Reserved

     10(f)   Reserved

     10(g)   Credit Agreement dated November 30, 1994,  between
             Registrant  and  Nationsbank  of Georgia,  National
             Association, regarding a $600,000,000 revolving credit facility.

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

     10(k)*  1992  Incentive Stock Option Plan of the Registrant.
             [Incorporated herein by reference to Exhibit A to Registrant's 1992 Proxy

         Exhibit                                                   Page
         Number       Description                                 Number

             Statement, dated September 18, 1992
             (File No. 1-6853).]

     11 Computation of Earnings per share for the fiscal years ended December 31, 1994, January 1, 1994 and
             December 26, 1992.

     13      Items Incorporated by Reference from the 1994
             Annual Report to Shareholders.

     21      List of Subsidiaries.

     23      Consent of independent public accountants.

     27      Financial Data Schedule.

     *Compensatory plan or management contract required to be filed as an exhibit to Item 14(c) of Form 10-K.


     (b) No reports on Form 8-K were filed during the last quarter of fiscal 1994.