Form 10-Q
period 1995-04-01
SHAW INDUSTRIES INC
filed 1995-05-12
CIK 89498

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                   FORM 10-Q


(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended                       April 1, 1995
                                                     -------------

                                       OR
|_| TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
    EXCHANGE ACT OF 1934
For the transition period from________________________to_______________________

                              Commission file number 1-6853

SHAW INDUSTRIES, INC.
(Exact  name  of   registrant   as   specified  in  its charter)

         GEORGIA                                                  58-1032521
(State or other jurisdiction of incorporation or organization)      (I.R.S.
                                                    Employer Identification No.)

             616 E. WALNUT AVENUE,    DALTON, GEORGIA               30720
- - -----------------------------------------------------        ------------------
(Address of principal executive offices)
              (Zip Code)

            (706) 278-3812
Registrant's telephone number, including area code

                                            NOT APPLICABLE
Former name, former address and former fiscal year, if changed since last report

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x . No ______.

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: May 8, 1995 - 135,726,502 shares

                             SHAW INDUSTRIES, INC.
                                   FORM 10- Q
                                 APRIL 1, 1995


                                   I N D E X






PART I - FINANCIAL INFORMATION                               PAGE NUMBER
         ---------------------                               -----------

         Consolidated Balance Sheets - April 1, 1995
              and December 31, 1994                                  3-4

         Consolidated Statements of Income and Retained
              Earnings -
                   For the Three Months Ended
                   April 1, 1995 and
                   April 2, 1994                                      5

           Consolidated Statements of Cash Flows -
                   For the Three Months Ended
                   April 1, 1995 and
                   April 2, 1994                                       6

         Notes to Consolidated Financial Statements                  7-8

         Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations                                          9-10

PART II - OTHER INFORMATION                                           11
          -----------------

SIGNATURES                                                            12

PART 1 - ITEM ONE - FINANCIAL INFORMATION
SHAW INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                       ASSETS


                                                                             April 1, 1995              December 31, 1994
CURRENT ASSETS:

 Cash and cash equivalents                                                      $42,425,000                 $34,365,000
 Accounts and notes receivable, less
   allowance for doubtful accounts and
   discounts of $16,628,000 and $17,925,000                                     355,216,000                 350,128,000

 Inventories -
      Raw materials                                                             248,655,000                 236,579,000
      Work-in-process                                                            33,546,000                  22,902,000
      Finished goods                                                            242,731,000                 238,670,000
                                                                             --------------              --------------
                                                                                524,932,000                 498,151,000
 Prepaid expenses                                                                44,422,000                  39,585,000
                                                                             --------------              --------------
                TOTAL CURRENT ASSETS                                            966,995,000                 922,229,000
PROPERTY, PLANT AND EQUIPMENT,
   at cost:

 Land and land improvements                                                      26,937,000                  29,329,000
 Building and leasehold improvements                                            267,017,000                 258,119,000
 Machinery and equipment                                                        866,969,000                 842,975,000
 Construction in progress                                                        27,077,000                  44,336,000
                                                                             --------------              --------------
                                                                              1,188,000,000               1,174,759,000
 Less - Accumulated depreciation                                                539,407,000                 518,581,000
                                                                             --------------              --------------
                                                                                648,593,000                 656,178,000

GOODWILL                                                                        105,423,000                 106,960,000
OTHER ASSETS                                                                     21,859,000                  12,011,000
                                                                             --------------              --------------
               TOTAL ASSETS                                                  $1,742,870,000              $1,697,378,000
                                                                             ==============              ==============












LIABILITIES AND SHAREHOLDERS' INVESTMENT


                                                                           April 1,  1995         December 31, 1994

CURRENT LIABILITIES:

 Current maturities of long-term debt                                         $  21,584,000               $  40,898,000
 Accounts payable                                                               198,088,000                 150,023,000
 Accrued liabilities                                                            129,056,000                 113,970,000
                                                                             --------------              --------------
      TOTAL CURRENT LIABILITIES                                                 348,728,000                 304,891,000

LONG-TERM DEBT, less current maturities above                                   656,880,000                 612,061,000
DEFERRED INCOME TAXES                                                            45,454,000                  45,972,000
OTHER LIABILITIES                                                                12,880,000                  12,179,000
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                                              -                   9,250,000

SHAREHOLDERS' INVESTMENT:
 Preferred Stock, 250,000 shares authorized, no shares issued                             -                           -
 Common stock, no par, $1.11 stated value,
  authorized 500,000,000 shares; issued and
  outstanding: 135,724,502 at April 1,
  1995 and 137,017,402 shares at December                                       150,655,000                 152,090,000
  31, 1994
 Paid-in capital                                                                 99,710,000                 118,635,000
 Foreign currency translation adjustment                                          2,256,000                  (1,815,000)
 Retained earnings                                                              426,307,000                 444,115,000
                                                                             --------------              --------------
      Total Shareholders' Investment                                            678,928,000                 713,025,000

TOTAL LIABILITIES AND SHAREHOLDERS'                                          --------------              --------------
     INVESTMENT                                                              $1,742,870,000              $1,697,378,000
                                                                             ==============              ==============




The accompanying notes are an integral part of these consolidated financial statements.

SHAW INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(UNAUDITED)

                                                                              THREE MONTHS                THREE MONTHS
                                                                                  ENDED                      ENDED
                                                                              April 1, 1995               April 2, 1994
NET SALES                                                                      $676,550,000                $620,126,000
COSTS AND EXPENSES:
     Cost of sales                                                              559,469,000                 493,928,000
     Selling expense                                                             69,494,000                  53,496,000
     General and administrative expense                                          28,366,000                  26,750,000
                                                                               ------------                 -----------
                                                                                657,329,000                 574,174,000
                                                                               ------------                 -----------
OPERATING INCOME                                                                 19,221,000                  45,952,000
OTHER EXPENSE (INCOME):
     Interest expense                                                            10,925,000                   6,615,000
     Interest income                                                               (151,000)                   (192,000)
                                                                               ------------                 -----------
          Interest, net                                                          10,774,000                   6,423,000
     Miscellaneous, net                                                            (940,000)                   (675,000)
                                                                               ------------                 -----------
          Total                                                                   9,834,000                   5,748,000
                                                                               ------------                 -----------
INCOME BEFORE INCOME TAXES                                                        9,387,000                  40,204,000
PROVISION FOR INCOME TAXES                                                        4,107,000                  14,879,000
                                                                               ------------                 -----------
NET INCOME BEFORE EQUITY IN JOINT VENTURE
  AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                      5,280,000                  25,325,000
EQUITY IN JOINT VENTURE                                                            (803,000)                          -
                                                                               ------------                 -----------
INCOME BEFORE CUMULATIVE EFFECT OF
  ACCCOUNTING CHANGE                                                              4,477,000                  25,325,000
CUMULATIVE EFFECT OF ACCOUNTING CHANGE (less
  applicable income taxes of $7,885,000)                                         12,077,000                           -
                                                                               ------------                 -----------
NET INCOME (LOSS)                                                              $ (7,600,000)                $25,325,000
                                                                               ============                 ===========

EARNINGS PER COMMON SHARE:

     Income before cumulative effect of
       accounting change                                                              $0.03                       $0.17
     Cumulative effect of accounting change                                           (0.09)                          -
                                                                               ------------                 -----------
     Net Income (Loss)                                                               $(0.06)                      $0.17
                                                                               ============                 ===========

RETAINED EARNINGS:
     Beginning of period                                                       $444,115,000                $348,234,000
     Add - net income (loss)                                                     (7,600,000)                 25,325,000
     Deduct - dividends paid                                                     10,195,000                   7,910,000
     Deduct - adjustment in equity of joint venture                                  13,000                           -
                                                                               ------------                 -----------
     End of period                                                             $426,307,000                $365,649,000
                                                                               ============                 ===========

The accompanying notes are an integral part of these consolidated financial statements.


SHAW INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS                                         THREE MONTHS               THREE MONTHS
(UNAUDITED)                                                                      ENDED                      ENDED
                                                                              April 1, 1995              April 2, 1994
OPERATING ACTIVITIES:
 Net Income (Loss)                                                             $ (7,600,000)                $25,325,000
 Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
    Depreciation and amortization                                                21,229,000                  21,143,000
    Provision for doubtful accounts                                               1,748,000                   3,558,000
    Cumulative effect of accounting change                                       12,077,000                           -
    Change in assets and liabilities:
         Accounts receivable                                                    (24,029,000)                (27,848,000)
         Inventories                                                            (36,332,000)                (54,629,000)
         Prepaid expenses                                                       (10,849,000)                (15,608,000)
         Trade accounts payable                                                  50,863,000                  25,901,000
         Other accrued liabilities                                               22,715,000                  16,968,000
         Deferred income taxes                                                       24,000                   2,827,000
         Other, net                                                              (1,443,000)                 (2,712,000)
                                                                                -----------                 -----------
              Total Adjustments                                                  36,003,000                 (30,400,000)
                                                                                -----------                 -----------
   Net Cash Provided by (Used in)
    Operating Activities                                                         28,403,000                  (5,075,000)
INVESTING ACTIVITIES:
 Additions to property, plant and equipment                                     (33,482,000)                (42,908,000)
                                                                                -----------                 -----------
    Net Cash Used in Investing Activities                                       (33,482,000)                (42,908,000)
FINANCING ACTIVITIES:
 Increase in long-term debt                                                      43,694,000                  (8,427,000)
 Increase in short-term notes payable                                                     -                  65,000,000
 Dividends paid                                                                 (10,195,000)                 (7,910,000)
 Purchase and retirement of common stock                                        (20,590,000)                           -
 Proceeds from sale of stock                                                        230,000                     948,000
                                                                                -----------                 -----------
  Net Cash Provided by Financing Activities                                      13,139,000                  49,611,000

NET INCREASE IN CASH                                                              8,060,000                   1,628,000
CASH AT BEGINNING OF PERIOD                                                      34,365,000                  32,739,000
                                                                                -----------                 -----------
CASH AT END OF PERIOD                                                           $42,425,000                 $34,367,000
                                                                                ===========                 ===========

SUPPLEMENTAL DISCLOSURES OF CASH
     FLOW INFORMATION:

     Cash paid during the period for -
          Interest                                                              $10,162,000                  $3,509,000
          Income taxes                                                          $(2,010,000)                $12,052,000

The accompanying notes are an integral part of these consolidated financial statements.

                             SHAW INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 1, 1995

                                  (UNAUDITED)

           ---------------------------------------------------------------

     1. The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the 1994 Annual Report on Form 10-K. In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position as of April 1, 1995 and the results of operations for the three months then ended and cash flows for the three months then ended. These adjustments were of a normal recurring nature, other than the accounting change described below in note 4. The results of operations for the three months ended April 1, 1995 are not necessarily indicative of the results to be expected for the year ending December 30, 1995.
     The Company uses the last-in, first-out (LIFO) method of valuing substantially all of its inventories in order to more properly match current costs against current revenues, thereby reducing the effects of inflation on earnings. If LIFO inventories were valued at current costs, the inventories would have been $1,481,000 and $9,050,000 lower at April 1, 1995 and at April 2, 1994, respectively. Certain of the Company's physical inventories are taken on a weekly, monthly or quarterly basis and the Company computes the LIFO inventory amount on a quarterly basis after considering anticipated prices, quantities and product mix as of year-end.

     2. The weighted  average  number of shares used in  computing  earnings per share  for the  three  months  ended  April 1,  1995 and  April 2,  1994 were as follows:
                                                 Three Months Ended
                                       April 1, 1995           April 2, 1994

Primary                                 136,031,579 *            145,302,546

Fully diluted                           136,031,579 *            145,305,967

     * The effect of common stock equivalents was antidilutive in the first quarter of 1995 and is therefore not included in the weighted average number of shares.

     3. On May 31, 1994, the Company entered ito an agreement to form a joint venture with Grupo Industrial Alfa, S.A. de C.V. of Monterrey, Mexico, for the manufacture, distribution and marketing of carpets, rugs and related products in Mexico and South America. The Company acquired slightly over a 50 percent interest in Terza, S.A. de C.V. and, accordingly, the subsidiary is included in consolidation at December 31, 1994 and the results of operations of Terza were included in the Company's financial statements from May 31, 1994 through December 31, 1994. In the first quarter of 1995, the Company sold approximately one percent of its stock in Terza, reducing its interest to 49.8 percent. Therefore, beginning January 1, 1995, this investment is accounted for by the equity method.
     On January 9, 1995, the Company acquired through its wholly owned subsidiary, Carpets International (U.K.) Plc, substantially all of the operating assets of the Carpets Division of Coats Viyella Plc for approximately $29.4 million.
     On March 1, 1995, the Company announced that its Mexican joint venture had acquired some of the carpet manufacturing assets of Tapetes Luxor, S.A. de C.V. and Corporacion Santa Rosa, S.A. de C.V. for approximately $13 million.

     4. As of January 1, 1995, the Company changed the method of accounting for sample costs from expensing sample costs that exceed the estimated net realizable value when shipped to expensing that portion of sample costs as they are produced. This change was made in recognition of an increasing number of samples placed with customers that do not result in future sales and in order to place more controls over the sample order process. The cumulative effect of the change on prior years was to decrease the net income for the quarter ended April 1, 1995 by $12,077,000 ($.09 per share).

                             SHAW INDUSTRIES, INC.
                ITEM TWO-MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition, Liquidity and Capital Resources

     The Company's business, as well as the United States carpet industry in general, is cyclical in nature and is significantly affected by general economic conditions. The level of carpet sales tends to reflect fluctuations in consumer spending for durable goods and, to a lesser extent, fluctuations in interest rates and new housing starts. The Company's financial condition and results of operations reflect the continuing stability of the domestic economy and the recovering global economy. Of the 9.1 percent increase in net sales for the first quarter of 1995 over 1994, domestic growth was 4.8 percent. The Company's recent international acquisitions contributed the remaining sales growth in the first quarter of 1995.
     During the first quarter of 1995, working capital increased $929,000 and cash and cash equivalents increased $8.1 million. The principal source of cash was provided by operating activities of $28.4 million, reflecting primarily depreciation and amortization of $21.2 million and the cumulative effect of an accounting change of $12.1 million which was offset in part by a net loss of $7.6 million. Cash from operating activities was used in part to fund increases in inventories and receivables. Financing activities provided cash of $13.1 million. Additional long-term borrowings of $43.7 million exceeded purchases of common stock of $20.6 million and the payment of cash dividends of $10.2 million. Investing activities consisted of cash used for purchases of property, plant and equipment of $33.5 million.
     The Company's liquidity remains strong. Effective use of capital and the Company's ability to generate excess cash flows from operations has enabled it to invest in technologies which reduce production costs, to generate margins that exceed industry averages and to be a preeminent force in the carpet industry. During the first quarter of 1995, accounts receivable and inventories increased by 1.5 percent and 5.4 percent, respectively. These increases are primarily attributable to the increase in sales and to international acquisitions.  The  allowance  for  doubtful  accounts and  discounts  decreased slightly over levels at year-end. Accounts payable increased primarily as a result of the timing of purchases.
     Capital expenditures for incremental additions and modifications to plant and equipment necessary to maintain the facilities in a modern state-of-the-art condition were $33.5 million for the first quarter of 1995. Management anticipates capital expenditures and capitalized lease obligations of approximately $90 million during 1995 to maintain its facilities and to expand and upgrade its manufacturing and distribution equipment to meet anticipated increases in sales volume and to improve efficiency. These expenditures will be funded through cash flow from operations and, if appropriate, through additional sources of long-term capital. The Company believes it could expand its lines of credit and long-term bank facilities, if necessary.
     Beginning in early 1993 and continuing in 1994, the Company has expanded its operations through acquisitions in Australia, the United Kingdom and Mexico. In the first quarter of 1995 and 1994, international operations accounted for approximately 14.0 percent and 10.5 percent of the Company's net sales, respectively. Goodwill recorded as a result of the acquisitions totals a cumulative amount of $67.5 million. As a result of its foreign acquisitions, the Company has exposure to fluctuations in foreign currency exchange rates on its intercompany payables and on certain other U.S. dollar denominated net liabilities of its foreign subsidiaries. The Company may employ foreign exchange contracts when, in the normal course of business, they are determined to effectively manage and reduce such exposure. Net foreign currency exchange rate fluctuation losses were approximately $733,000 for the first quarter of 1995. Foreign currency exchange rate fluctuation gains and losses were not material for the first quarter of 1994.

Results of Operations
Three Months Ended April 1, 1995 Compared To Three Months ended April 2, 1994

     Net sales increased $56,424,000, or 9.1 percent, to $676,550,000 in the first quarter of 1995, primarily as a result of an increase in the volume of shipments. Results for the 1995 first quarter included sales of $94,501,000 attributable to international acquisitions and the 1994 first quarter included sales of $64,989,000 attributable to international acquisitions. Gross profit margins as a percentage of net sales decreased 3.1 percent to 17.3 percent for the first quarter of 1995 from 20.4 percent for the first quarter of 1994 as a result of slightly higher raw material costs. Selling, general and administrative expenses increased $17,614,000 or 22.0 percent in 1995 compared to 1994, and increased 1.6 percent to 14.5 percent of net sales. With the continuing aggressive efforts to increase sales in an increasingly competitive sales environment, this increase in selling, general and administrative expenses as a percentage of net sales occurred with no one category of expense responsible for a significant portion of the increase. Interest expense, net, increased $4,351,000 to $10,774,000 as a result of additional borrowings and increased to 1.6 percent of net sales in 1995 compared to 1.0 percent in 1994. As of January 1, 1995, the Company changed the method of accounting for sample costs from expensing sample costs that exceed the estimated net realizable value when shipped to expensing that portion of sample costs as they are produced. This change was made in recognition of an increasing number of samples placed with customers that do not result in future sales and in order to place more controls over the sample order process. The cumulative effect of the change on prior years was to decrease the net income for the quarter ended April 1, 1995 by $12,077,000, net of applicable tax benefit of $7,885,000 ($.09 per share). Prior to the one time charge, net earnings were $4,477,000 compared to $25,325,000 last year. The effective income tax rate was 43.8 percent in the first quarter of 1995 compared to 37.0 percent in the first quarter of 1994. This increased effective rate is primarily due to a lower effective tax benefit from foreign operations.

                          PART II - OTHER INFORMATION


ITEM ONE - LEGAL PROCEEDINGS
     From time to time the Company is subject to claims and suits arising in the course of its business. The Company is a defendant in certain litigation alleging personal injury resulting from personal exposure to volatile organic compounds found in carpet produced by the Company. The complaints seek injunctive relief and unspecified money damages on all claims. The Company has denied any liability. The Company believes that it has meritorious defenses and that the litigation will not have a material adverse effect on the Company's financial condition or results of operations. In June 1994, the Company and several other carpet manufacturers received a grand jury subpoena from the Antitrust Division of the United States Department of Justice relating to an investigation of the industry. The Company believes that once this investigation is completed, it will not have a material adverse effect on the Company's financial condition or results of operations.

ITEM TWO - CHANGES IN SECURITIES

                  None

ITEM THREE - DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM FOUR - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM FIVE - OTHER INFORMATION

                  None

ITEM SIX - EXHIBITS AND REPORTS ON FORM 8-K

      (A)    Exhibits - Letter re change in  accounting principle (Exhibit 18)
                        Financial Data Schedule (Exhibit 27)

      (B)    No  reports  on Form 8-K have  been  filed  during  the
                         fiscal quarter ended April 1, 1995.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized




                                             SHAW INDUSTRIES, INC.

                                             (The Registrant)


DATE:    May 12, 1995                        /s/ Robert E. Shaw
- - -----    ------------                       ------------------
                                            Robert E. Shaw
                                            President and Chief Executive
                                            Officer


DATE:    May 12, 1995                        /s/ William C. Lusk, Jr.
- - -----    ------------                       ------------------------
                                            William C. Lusk, Jr.
                                            Senior Vice President and Treasurer
                                            (Principal Financial Officer)