Form 10-Q
period 1995-09-30
SHAW INDUSTRIES INC
filed 1995-11-14
CIK 89498

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549
                                       --------------

                                         FORM 10-Q


(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended                       September 30, 1995


                                                        OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from________________________to________________________


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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes x . No ______.

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: November 6, 1995 - 135,892,902 shares

                               SHAW INDUSTRIES, INC.

                                       INDEX






PART I - FINANCIAL INFORMATION                                     PAGE NUMBERS

    Item 1.  Financial Statements

             Consolidated Balance Sheets - September 30, 1995
             and December 31, 1994                                       3-4

             Consolidated Statements of Income and Retained
             Earnings -  For the Three Months Ended
             September 30, 1995 and  October 1, 1994                       5

             Consolidated Statements of Income and Retained
             Earnings -  For the Nine Months Ended
             September 30, 1995 and October 1, 1994                        6

             Consolidated Statements of Cash Flows -
             For the Nine Months Ended September 30, 1995
             and October 1, 1994                                           7

             Notes to Consolidated Financial Statements                  8-9

    Item 2.  Management's Discussion and Analysis
             of Financial Condition and Results of Operations          10-12

PART II - OTHER INFORMATION                                               13

SIGNATURES                                                                14


PART 1 - ITEM ONE - FINANCIAL INFORMATION
SHAW INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                       ASSETS


                                                                                 September 30,            December 31,
                                                                                     1995                       1994
                                                                                  (UNAUDITED)                 (AUDITED)
CURRENT ASSETS:                                                                   ----------                  ----------
 Cash and cash equivalents                                                       $   42,895                  $   34,365
 Accounts receivable, less                                                       ----------                  ----------
   allowance for doubtful accounts and
   discounts of $16,736 and $17,925                                                 380,752                     350,128
                                                                                 ----------                  ----------
 Inventories -
   Raw materials                                                                    241,111                     236,579
   Work-in-process                                                                   33,970                      22,902
   Finished goods                                                                   251,006                     238,670
                                                                                 ----------                  ----------
                                                                                    526,087                     498,151
                                                                                 ----------                  ----------
 Other current assets                                                                38,347                      39,585
                                                                                 ----------                  ----------
               TOTAL CURRENT ASSETS                                                 988,081                     922,229
                                                                                 ----------                  ----------
PROPERTY, PLANT AND EQUIPMENT,
   at cost:
 Land and land improvements                                                          27,227                      29,329
 Buildings and leasehold improvements                                               269,458                     258,119
 Machinery and equipment                                                            902,300                     842,975
 Construction in progress                                                            23,952                      44,336
                                                                                 ----------                  ----------
                                                                                  1,222,937                   1,174,759
 Less - Accumulated depreciation and
        amortization                                                              (583,477)                   (518,581)
                                                                                 ----------                  ----------
                                                                                    639,460                     656,178
                                                                                 ----------                  ----------
GOODWILL, NET                                                                       104,245                     106,960
                                                                                 ----------                  ----------
INVESTMENT IN JOINT VENTURE                                                          15,139                           -
                                                                                 ----------                  ----------
OTHER ASSETS                                                                          8,869                      12,011
                                                                                 ----------                  ----------
               TOTAL ASSETS                                                      $1,755,794                  $1,697,378
                                                                                 ==========                  ==========








LIABILITIES AND SHAREHOLDERS' INVESTMENT


                                                                                 September 30,            December 31,
                                                                                     1995                      1994
                                                                                 (UNAUDITED)                 (AUDITED)

CURRENT LIABILITIES:
 Current maturities of long-term debt                                            $    4,205                  $   40,898
 Accounts payable                                                                   177,045                     150,023
 Accrued liabilities                                                                155,574                     113,970
                                                                                 ----------                  ----------
      TOTAL CURRENT LIABILITIES                                                     336,824                     304,891
                                                                                 ----------                  ----------
LONG-TERM DEBT, less current maturities                                             657,612                     612,061
                                                                                 ----------                  ----------
DEFERRED INCOME TAXES                                                                47,671                      45,972
                                                                                 ----------                  ----------
OTHER LIABILITIES                                                                    12,711                      21,429
                                                                                 ----------                  ----------
SHAREHOLDERS' INVESTMENT:
 Common stock, no par, $1.11 stated value,
  authorized 500,000,000 shares; issued and
  outstanding: 135,879,602 at September 30,
  1995 and 137,017,402 shares at December                                           150,827                     152,090
  31, 1994
 Paid-in capital                                                                    101,212                     118,635
 Cumulative translation adjustment                                                    2,407                     (1,815)
 Retained earnings                                                                  446,530                     444,115
                                                                                 ----------                  ----------
      TOTAL SHAREHOLDERS' INVESTMENT                                                700,976                     713,025
                                                                                 ----------                  ----------
      TOTAL LIABILITIES AND SHAREHOLDERS'
        INVESTMENT                                                               $1,755,794                  $1,697,378
                                                                                 ==========                  ==========




The accompanying notes are an integral part of these consolidated financial statements.


SHAW INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

                                                                               THREE MONTHS                THREE MONTHS
                                                                                   ENDED                      ENDED
                                                                               September 30,                October 1,
                                                                                  1995                         1994
                                                                                  --------                    --------
NET SALES                                                                         $748,364                    $734,100

COSTS AND EXPENSES:
  Cost of sales                                                                    605,648                     577,220
  Selling, general and administrative                                               93,304                      95,246
  Nonrecurring plant shutdown costs                                                  2,607                           -
  Interest expense, net                                                             10,522                       8,074
  Other (income) expense, net                                                        (578)                       (471)
                                                                                  --------                    --------
INCOME BEFORE INCOME TAXES                                                          36,861                      54,031
PROVISION FOR INCOME TAXES                                                          15,196                      20,869
INCOME BEFORE EQUITY IN INCOME OF JOINT                                           --------                    --------
  VENTURE                                                                           21,665                      33,162
EQUITY IN INCOME OF JOINT VENTURE                                                      240                           -
                                                                                  --------                    --------
NET INCOME                                                                        $ 21,905                    $ 33,162
                                                                                  ========                    ========

DIVIDENDS PAID PER COMMON SHARE                                                   $  0.075                    $  0.055
                                                                                  ========                    ========
EARNINGS PER COMMON SHARE:
  Primary and fully diluted basis                                                 $   0.16                    $   0.24
                                                                                  ========                    ========

RETAINED EARNINGS:
  Beginning of period                                                             $434,800                    $398,212
  Add - net income                                                                  21,905                      33,162
  Deduct - dividends paid                                                         (10,175)                     (7,655)
                                                                                  --------                    --------
  End of period                                                                   $446,530                    $423,719
                                                                                  ========                    ========
The  accompanying  notes are an integral  part of these  consolidated  financial statements.


SHAW INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

                                                                                NINE MONTHS                NINE MONTHS
                                                                                   ENDED                      ENDED
                                                                                September 30,                October 1,
                                                                                     1995                       1994
                                                                                ----------                  ----------
NET SALES                                                                       $2,163,240                  $2,076,445

  Cost of sales                                                                  1,758,928                   1,627,441
  Selling, general and administrative                                              289,787                     266,450
  Nonrecurring plant shutdown costs                                                  8,008                           -
  Interest expense, net                                                             32,358                      21,253
  Other (income) expense, net                                                      (1,442)                     (2,565)
                                                                                ----------                  ----------
INCOME BEFORE INCOME TAXES                                                          75,601                     163,866
PROVISION FOR INCOME TAXES                                                          31,401                      61,537
INCOME BEFORE EQUITY IN INCOME OF JOINT                                         ----------                  ----------
  VENTURE, EXTRAORDINARY LOSS AND
  ACCOUNTING CHANGE                                                                 44,200                     102,329
EQUITY IN INCOME OF JOINT VENTURE                                                      855                           -
INCOME BEFORE EXTRAORDINARY LOSS AND                                            ----------                  ----------
 ACCOUNTING CHANGE                                                                  45,055                     102,329
EXTRAORDINARY LOSS, NET                                                                  -                     (3,363)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET                                       (12,077)                           -
                                                                                ----------                  ----------
NET INCOME                                                                      $   32,978                  $   98,966
                                                                                ==========                  ==========

DIVIDENDS PAID PER COMMON SHARE                                                 $    0.225                  $    0.165
                                                                                ==========                  ==========
EARNINGS PER COMMON SHARE:
  Before extraordinary loss and
    accounting change                                                           $     0.33                  $     0.71
  Extraordinary loss                                                                     -                      (0.02)
   Cumulative effect of accounting change                                           (0.09)                           -
                                                                                ----------                  ----------
  Net income                                                                    $     0.24                  $     0.69
                                                                                ==========                  ==========

RETAINED EARNINGS:
  Beginning of period                                                           $  444,115                  $  348,234
  Add - net income                                                                  32,978                      98,966
  Deduct - dividends paid                                                         (30,563)                    (23,481)
                                                                                ----------                  ----------
  End of period                                                                 $  446,530                  $  423,719
                                                                                ==========                  ==========
The  accompanying  notes are an integral  part of these  consolidated  financial statements.


SHAW INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS                                            NINE MONTHS                NINE MONTHS
(UNAUDITED AND IN THOUSANDS)                                                         ENDED                      ENDED
                                                                                 September 30,                October 1,
                                                                                      1995                      1994
                                                                                  ---------                   ---------
OPERATING ACTIVITIES:
 Net income                                                                         $32,978                     $98,966
 Adjustments to reconcile net income to net                                       ---------                   ---------
  cash provided by operating activities:
   Depreciation and amortization                                                     70,042                      63,118
   Provision for doubtful accounts                                                    5,740                      10,758
   Deferred income taxes                                                              1,699                       8,684
   Cumulative effect of accounting change                                            12,077                           -
   Extraordinary loss                                                                     -                       3,363
   Other, net                                                                           533                     (3,518)
   Changes in operating assets and
    liabilities, net of acquisition:
        Accounts receivable                                                        (53,557)                    (55,086)
        Inventories                                                                (34,419)                    (80,404)
        Other current assets                                                         10,996                       1,942
        Accounts payable                                                             29,820                      16,899
        Accrued liabilities                                                          44,488                      11,923
                                                                                  ---------                   ---------
          Total adjustments                                                          87,419                    (22,321)
                                                                                  ---------                   ---------
   Net cash provided by operating activities                                        120,397                      76,645
                                                                                  ---------                   ---------
INVESTING ACTIVITIES:
 Additions to property, plant and equipment                                        (53,948)                   (152,069)
 Acquisition of business assets                                                    (29,503)                           -
 Investment in joint venture                                                        (3,500)                    (10,001)
 Deconsolidation of joint venture                                                   (3,828)                           -
                                                                                  ---------                   ---------
   Net cash used in investing activities                                           (90,779)                   (162,070)
FINANCING ACTIVITIES:                                                             ---------                   ---------
 Increase in long-term debt                                                          28,161                     241,025
 Decrease in short-term notes payable                                                     -                    (20,000)
 Dividends paid                                                                    (30,563)                    (23,481)
 Purchase and retirement of common stock                                           (20,590)                    (81,483)
 Proceeds from sale of common stock                                                   1,904                       1,827
   Net cash (used)provided by                                                     ---------                   ---------
     financing activities                                                          (21,088)                     117,888
                                                                                  ---------                   ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                             8,530                      32,463
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                                          34,365                      32,739
                                                                                  ---------                   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $  42,895                   $  65,202
                                                                                  =========                   =========







The accompanying notes are an integral part of these consolidated financial statements.

                        SHAW INDUSTRIES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)
             ---------------------------------------------------------------
         1.  Basis of Presentation

                  The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's 1994 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position, results of operations and cash flows at the dates and for the periods presented. Interim results of operations are not necessarily indicative of the results to be expected for a full year. Certain prior period amounts have been reclassified to conform with the current period presentation.

         2.  Inventories

                  The  Company  uses the  last-in,  first-out  (LIFO)  method of valuing substantially all of its domestic inventories. If LIFO inventories were valued at current costs, the inventories would have been $5,312,000 lower at September 30, 1995 and $5,598,000 lower at December 31, 1994. The Company computes the LIFO inventory amount on a quarterly basis after considering anticipated prices, quantities and product mix as of period-end. The Company's foreign inventories are valued at the lower of first-in, first-out (FIFO) cost or market.

         3.  Acquisitions

                  On January 9, 1995, the Company acquired through its wholly owned subsidiary, Carpets International (U.K.) Plc, substantially all of the operating assets of the Carpets Division of Coats Viyella Plc for $29,503,000. The acquisition was accounted for as a purchase, and accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on management's estimate of their fair values as of the acquisition date.
                  On May 31, 1994, the Company formed a joint venture (The "Terza Joint Venture") with Grupo Industrial Alfa, S.A. de C.V. of Monterrey, Mexico, for the manufacture, distribution and marketing of carpets, rugs and related products primarily in Mexico and South America. The Company originally acquired a 50.3 percent interest in the Terza Joint Venture for $14,050,000, and accordingly, the joint venture's financial statements were consolidated with the Company's financial statements at December 31, 1994 and for the period from the acquisition date (May 31, 1994) to December 31, 1994. Effective January 1, 1995, the Company reduced its interest in the Terza Joint Venture from 50.3 percent to 49.8 percent and subsequently received an investment reimbursement of $550,000. As a result, the Company's investment in the Terza Joint Venture is being accounted for using the equity method. The deconsolidation of the Terza Joint Venture had an insignificant effect on the Company's consolidated total assets and net sales as of September 30, 1995 and for the three and nine months then ended.


         4.  Accounting Change

                  Effective January 1, 1995, the Company changed its method of accounting for sample costs from expensing sample costs that exceed the estimated net realizable value when shipped to expensing that portion of sample costs as they are produced. This change was made in recognition of an increasing number of samples placed with customers that do not result in future sales and to better control the sample order process. The cumulative effect of the change was to decrease net income by $12,077,000 ($.09 per share), net of income taxes.

         5.  Nonrecurring Plant Shutdown Costs

                  During August 1995, the Company closed a yarn spinning mill at its Australian subsidiary and recorded a pretax charge of $2,607,000. The charge primarily related to termination benefits for 127 employees and write-downs of property, plant and equipment to net realizable value. The operations of this plant have been phased out, and the Company expects most of the shutdown costs to be incurred prior to the end of fiscal 1995.
                  During June 1995, the Company made the decision to close two of its domestic yarn spinning mills and recorded a pretax charge of $5,401,000. The charge primarily related to termination benefits for 591 employees and write-downs of property, plant and equipment to net realizable value. The operations of these two plants have been phased out, and the Company expects most of the shutdown costs to be incurred prior to the end of fiscal 1995.

         6.  Extraordinary Loss

                  During June 1994, the Company elected to prepay all of its outstanding long-term notes payable with the proceeds from a new credit facility at lower interest rates. The early extinguishment of the notes payable resulted in an extraordinary loss of $3,363,000 ($0.02 per share), net of income taxes.

                        SHAW INDUSTRIES, INC. AND SUBSIDIARIES
                   ITEM TWO-MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
         The Company's business, as well as the U.S. carpet industry in general, is cyclical in nature and is significantly affected by general economic conditions. The level of carpet sales tends to reflect fluctuations in consumer spending for durable goods and, to a lesser extent, fluctuations in interest rates and new housing starts. The Company's international operations can also be impacted by the economic climates in the markets in which they operate (primarily the United Kingdom, Australia and Mexico). The Company increased its operations in the U.K. in January 1995 by acquiring substantially all of the operating assets of the Carpets Division of Coats Viyella Plc (the "CV Acquisition") for approximately $29.5 million. Effective January 1, 1995, the Company reduced its interest in the Terza Joint Venture from 50.3 percent to
49.8 percent (see Note 3 of Notes to Consolidated Financial Statements). As a result, the Company's investment in the Terza Joint Venture is being accounted for using the equity method. The deconsolidation of the Terza Joint Venture had an insignificant effect on the Company's consolidated financial statements for the three and nine months ended September 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES
         At September 30, 1995, the Company had working capital of $651.3 million, an increase of $34.0 million, or 5.5 percent, over working capital of $617.3 million at December 31, 1994. Cash and cash equivalents increased $8.5 million from $34.4 million at December 31, 1994 to $42.9 million at September 30, 1995. Cash flow provided by operating activities was $120.4 million for the nine months ended September 30, 1995 compared to $76.6 million in 1994. The increase in operating cash flow was primarily due to a smaller increase in inventories  and larger  increases in accounts  payable and accrued  liabilities than in the comparable period of the prior year. These items were partially offset by lower net income. Cash used in investing activities for the 1995 period consisted of additions to property, plant and equipment of $53.9 million, the CV Acquisition for $29.5 million, and joint venture uses of $7.3 million. Cash used by financing activities during 1995 consisted of an increase in long-term debt of $28.2 million offset by cash dividends of $30.6 million and stock repurchases of $20.6 million.
         The Company has continued to maintain a strong working capital position. Effective use of capital and the Company's ability to generate cash flow from operations has enabled it to invest in technologies which reduce production costs, generate operating margins that have historically exceeded industry averages and enabled the Company to be a preeminent force in the carpet industry.
         Capital expenditures for property, plant and equipment necessary to maintain the Company's facilities in a modern state-of-the-art condition were $53.9 million, excluding the CV Acquisition, for the first nine months of 1995. Management anticipates total capital expenditures and capitalized lease obligations in the range of $75 to $80 million during the 1995 fiscal year in order to maintain its facilities and to expand and upgrade its manufacturing and distribution equipment to meet anticipated increases in sales volume and to improve efficiency.
         The Company's primary source of financing is an unsecured revolving credit agreement with a banking syndicate which provides for borrowings of up to $620.0 million. Interest on borrowings under this facility is currently based on LIBOR and approximated 6.0% at September 30, 1995. At September 30, 1995, borrowings outstanding under this credit facility were $544.0 million. Of the total commitment, $600.0 million matures in November 1997 and $20.0 million matures in December 1995. In addition, the Company's two foreign subsidiaries have available credit facilities in the U.K. and Australia, of which $31.6 million and $62.1 million, respectively, were outstanding at September 30, 1995.
         The Company believes that available borrowings under its existing credit agreements, available cash and internally generated funds will be sufficient to support its working capital, capital expenditures and debt service requirements for the foreseeable future. In addition, the Company believes it could expand its revolving credit and long-term bank facilities, if necessary.

RESULTS OF OPERATIONS
Three Months Ended September 30, 1995 Compared To
  Three Months Ended October 1, 1994

         Net sales increased $14.3 million, or 1.9 percent, to $748.4 million in the third quarter of 1995. The increase was primarily attributable to incremental net sales of $13.6 million related to the CV Acquisition, offset by declines in net sales at the Company's other foreign operations. Gross margin as a percent of net sales decreased 2.3 percent to 19.1 percent for the third quarter of 1995, compared to 21.4 percent in 1994. The decline in the gross margin percentage was primarily due to increased raw materials costs, competitive price pressures, and operating inefficiencies at the Company's international operations due to lower production volumes.
         Selling, general and administrative expenses for the third quarter of 1995 were $93.3 million (12.5 percent of net sales), compared to $95.2 million (13.0 percent of net sales) in the comparable period of 1994. The marginal decrease (.5 percent) as a percent of net sales was primarily due to lower sample and transportation costs. The Company recorded nonrecurring plant shutdown costs of $2.6 million in the third quarter of 1995 related to the closure of a yarn spinning mill at its Australian subsidiary. Interest expense, net, increased $2.4 million, or 30.3 percent, as a result of significantly higher borrowings due primarily to stock repurchases and the CV Acquisition which were offset somewhat by lower average interest rates on the Company's borrowings. The effective income tax rate for the third quarter of 1995 was 41.2 percent compared to 38.6 percent in 1994, and the increase was primarily due to a lower effective tax benefit rate from foreign operating losses in 1995. The Company recorded equity in income of joint venture of $240,000 during the third quarter of 1995 related to its investment in the Terza Joint Venture.

Nine Months Ended September 30, 1995 Compared To
   Nine Months Ended October 1, 1994

         Net sales increased $86.8 million, or 4.2 percent, to $2,163.2 million in the first nine months of 1995 compared to the same period in 1994. The increase was primarily attributable to incremental net sales of $92.4 million related to the CV Acquisition and an increase in domestic net sales of $26.0 million, offset in part by sales declines at the Company's other foreign operations. Gross margin as a percent of net sales decreased 2.9 percent to 18.7 percent for the first nine months of 1995, compared to 21.6 percent in 1994. The decline in the gross margin percentage was primarily due to increased raw materials costs, competitive price pressures, and operating inefficiencies at the Company's international operations due to lower production volumes and integration of the CV Acquisition.
         Selling, general and administrative expenses for the first nine months of 1995 were $289.8 million (13.4 percent of net sales) compared to $266.5 million (12.8 percent of net sales) in the comparable period of 1994. The .6 percent increase as a percent of net sales was primarily due to higher selling expenses related to product promotion and samples. The Company has recorded nonrecurring charges for plant shutdown costs of $8.0 million during the 1995 period. Interest expense, net, increased $11.1 million, or 52.3 percent, as a result of significantly higher borrowings due primarily to stock repurchases and international acquisitions which were offset somewhat by lower average interest rates on the Company's borrowings. The effective income tax rate for the first nine months of 1995 was 41.5 percent, compared to 37.6 percent in 1994, and the increase was due to a lower effective tax benefit rate from foreign operating losses in 1995 and deferred tax adjustments in the 1994 period which reduced the effective rate in that period below statutory rates. Equity in income of the Terza Joint Venture was $855,000 for the first nine months of 1995. During the third quarter of 1994, the Company recorded an extraordinary loss of $3.4 million, net of income taxes, related to the early repayment of certain long-term notes payable (see Note 6 of Notes to Consolidated Financial Statements).
         Effective January 1, 1995, the Company changed its method of accounting for sample costs from expensing sample costs that exceed the estimated net realizable value when shipped to expensing that portion of sample costs as they are produced (see Note 4 of Notes to Consolidated Financial Statements). The cumulative effect of the change was to decrease net income for the first nine months of 1995 by $12.1 million ($.09 per share), net of income taxes.

NONRECURRING PLANT SHUTDOWN COSTS
         During August 1995, the Company closed a yarn spinning mill at its Australian subsidiary and recorded a pretax charge of $2.6 million. The charge primarily related to termination benefits for 127 employees and write- downs of property, plant and equipment to net realizable value. The operations of this plant have been phased out, and the Company expects most of the shutdown costs to be incurred prior to the end of fiscal 1995.
         During June 1995, the Company announced plans to close two of its domestic yarn spinning mills. As a result, the Company recorded a pretax charge of $5.4 million related primarily to termination benefits for 591 employees and write-downs of property, plant and equipment to net realizable value. The production of these two mills will be consolidated with the Company's other yarn spinning facilities. The operations of these mills have been phased out, and the Company did not experience any disruption to its consolidated operations. The Company expects to realize future savings as a result of the closure and consolidation of these facilities.

FOREIGN OPERATIONS
         Beginning in early 1993 and continuing into 1995, the Company has expanded its operations through acquisitions in Australia, the United Kingdom and Mexico. The Company's primary foreign operations are conducted through its U.K. and Australian subsidiaries, where the functional currencies are British pounds and Australian dollars, respectively. Fluctuations in the value of foreign currencies create exposures which can impact the Company's operating results. The Company may employ foreign currency forward exchange contracts when, in the normal course of business, they are determined to effectively manage and reduce such exposure. The Company does not enter into foreign currency forward exchange contracts for speculative trading purposes.

                       PART II - OTHER INFORMATION

ITEM ONE - LEGAL PROCEEDINGS
         From time to time, the Company is subject to claims and suits arising in the course of its business. The Company is a defendant in certain litigation alleging personal injury resulting from personal exposure to volatile organic compounds found in carpet produced by the Company. The complaints seek injunctive relief and unspecified money damages on all claims. The Company has denied any liability. The Company believes that it has meritorious defenses and that the litigation will not have a material adverse effect on the Company's financial condition or results of operations. In June 1994, the Company and several other carpet manufacturers received grand jury subpoenas from the Antitrust Division of the United States Department of Justice relating to an investigation of the industry. The Company believes that, once this investigation is completed, it will not have a material adverse effect on the Company's financial condition or results of operations.

ITEM TWO - CHANGES IN SECURITIES

                  None

ITEM THREE - DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM FOUR - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM FIVE - OTHER INFORMATION

                  None

ITEM SIX - EXHIBITS AND REPORTS ON FORM 8-K

                  (A)  Exhibits
                         11.0 - Statement re:  Computation of Per Share Earnings

                  (B) No reports on Form 8-K have been filed during the fiscal quarter ended September 30, 1995.

                                                    SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                       SHAW INDUSTRIES, INC.

                                                        (The Registrant)


DATE:    November  14, 1995                      /s/ Robert E. Shaw
                                          --------------------------------------
                                                     Robert E. Shaw
                                          Chairman of the Board, Chief Executive
                                                    Officer and President


DATE:    November 14, 1995                      /s/ William C. Lusk, Jr.
                                             -----------------------------------
                                                    William C. Lusk, Jr.
                                             Senior Vice President and Treasurer
                                               (Principal Financial Officer)