Form 10-K
period 1995-12-30
SHAW INDUSTRIES INC
filed 1996-03-28
CIK 89498

                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                        FORM 10-K
(Mark One)
     |x|ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                    For the fiscal year ended December 30, 1995
                                          OR

     |_|TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from __________ to __________
                                       Commission File
                                        Number 1-6853
----------------------------------------------------------------------------
                            Shaw Industries, Inc.
                (Exact name of registrant as specified in its charter)
----------------------------------------------------------------------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filled by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days. Yes x No_____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price on The New York Stock Exchange on March 15, 1996 was: $1,332,896,623

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Title of Each Class           Outstanding  at  March  15, 1996
    Common Stock, No Par Value                 137,146,418     Shares

   DOCUMENTS INCORPORATED BY REFERENCE
1995 Annual Report to Shareholders --- Part II.
Definitive Proxy Statement for the 1996 Annual Meeting of Shareholders on April 25, 1996 --- Part III.

                              PART I

Item I.  Business

     Shaw Industries, Inc. ("Shaw" or the "Company") is the world's largest carpet manufacturer based on both revenue and volume of production. Shaw designs and manufactures approximately 2,300 styles of tufted and woven carpet for residential and commercial use under the PHILADELPHIA, TRUSTMARK, CABIN CRAFTS, SHAW COMMERCIAL CARPETS, STRATTON, NETWORX, SHAWMARK, EVANS BLACK, SALEM, SUTTON, KOSSET, CROSSLEY, ABINGDON, REDBOOK, MINSTER and INVICTA trade names and under certain private labels. The Company's manufacturing operations are fully integrated from the processing of yarns through the finishing of carpet. The Company's carpet is sold in a broad range of prices, patterns, colors and textures with the majority of its sales in the medium to high retail price range. Shaw sells its products to retailers, distributors and commercial users throughout the United States, Canada, Mexico, Australia and the United Kingdom, and to a lesser degree, exports to additional overseas markets.
     On May 31, 1994, the Company formed a joint venture (the "Terza Joint Venture") with Grupo Industrial Alfa, S.A. de C.V. of Monterrey, Mexico, for the manufacture, distribution and marketing of carpets, rugs and related products primarily in Mexico and South America. The Company originally acquired a 51 percent interest in the Terza Joint Venture for $14,050,000, and accordingly, the joint venture's financial statements were consolidated with the Company's financial statements at December 31, 1994. Effective January 1, 1995, the Company sold a 2 percent interest in the Terza Joint Venture for $550,000 reducing its interest to 49 percent. As a result, the Company's investment in the Terza Joint Venture is being accounted for using the equity method. The deconsolidation of the Terza Joint Venture had an insignificant effect on the Company's consolidated total assets and net sales as of and for the year ended December 30, 1995.
     On January 9, 1995, the Company acquired through its wholly owned subsidiary, Carpets International (U.K.) Plc, substantially all the operating assets of the Carpets Division of Coats Viyella Plc for approximately $29,503,000. The acquisition was accounted for as a purchase, and accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on management's estimate of their fair values as of the acquisition date.
     In December 1995, the Company announced a new retail and contract distribution strategy and subsequently executed letters of intent to acquire a company which owns and franchises residential floorcovering centers throughout the United States, as well as several commercial carpet contractors. In February 1996, the Company initiated this new distribution program by completing certain of these transactions. The Company believes that, by combining the resources of the manufacturer and retailer and developing a contract distribution network, it can provide a full range of products and services to more effectively meet the needs of the end-users of both residential and commercial carpet products at significantly improved margins.
     The Company, based upon its international growth which began in 1993 and continued into 1995, is now positioned to supply the Australian, Pacific Rim and European markets with high quality products. For 1995 and 1994, international operations accounted for 12.6 percent and 10.4 percent of the Company's net sales, respectively. As a result of its foreign expansion, the Company has limited exposure to fluctuations in foreign currency exchange rates on its
intercompany   payables. The Company may employ foreign exchange
contracts when, in the normal course of business, they are determined to effectively manage and reduce such exposure. Geographical information about the Company's sales, operating profit and identifiable assets is incorporated by reference to pages 19 and 20 of Exhibit 13 to this report

Products and Marketing

     Substantially all carpet manufactured by the Company is tufted carpet made from nylon, polypropylene yarn and wool. In the tufting process, yarn is inserted by multiple needles into a synthetic backing, forming loops which may be cut or left uncut, depending on the desired texture or construction. According to industry estimates, tufted carpet accounted for 91.4% of unit volume shipments of carpet manufactured in the United States during 1995. Substantially all carpet manufactured in the United States is made from synthetic fibers, with nylon accounting for 63.6% of the total, polypropylene 28.5%, polyester 7.5% and wool 0.4%. During 1995, the Company processed approximately 95% of its requirements for carpet yarn in its own yarn processing facilities.
     The Company believes that its significant investment in modern, state-of-the-art equipment has been an important factor in achieving and maintaining its leadership position in the marketplace. During the past five fiscal years, the Company has invested approximately $696 million in property additions. The Company continually seeks opportunities for increasing its sales volume and market share. For example, the Company continues to expand its product lines of carpet manufactured from polypropylene fiber, including fibers produced by the Company's own extrusion equipment. The Company also has a manufacturing facility for the production of carpet tiles for the commercial market.
     The overall level of sales for the Company and the carpet industry is influenced by a number of factors, including consumer confidence and spending for durable goods, interest rates, turnover in housing, the condition of the residential construction industry and the overall strength of the economy. The Company's international operations are also impacted by the markets in which they operate.
     The marketing of carpet is influenced significantly by current trends in style and fashion, principally color trends. The Company believes it has been a leader in the development of color technology in the carpet industry and that its dyeing facilities are among the most modern and versatile in the industry. The Company maintains an in-house product development department to identify developing color and style trends which are expected to affect its customers' buying decisions. This department is strengthened by the Company's Research and Development Center. This state-of-the-art complex includes a 75,000 square foot pilot plant featuring sample extrusion, yarn processing, tufting, dyeing,
coating  and   shearing   equipment,   and  three  fiber  and  dye   development
laboratories.

Sales and Distribution

     The Company's products are marketed domestically by approximately 940 salaried sales personnel in its various marketing divisions directly to retailers and distributors and to large national accounts through the Company's National Accounts Division. The Company's ten (10) regional warehouse facilities and eight (8) redistribution centers, along with its centralized management information system, enable it to provide prompt delivery of its products to both its retail customers and wholesale distributors. The Company's substantial investment in management information systems permits efficient production scheduling and control of inventory levels.
     The Company sells to approximately 41,230 retailers, distributors and national accounts located throughout the United States, Australia, Mexico, the United Kingdom and Canada. Retailers and national accounts, on a combined basis, accounted for approximately 91.8% of the Company's carpet sales for 1995. Shaw also sells to approximately 100 wholesale distributors. Approximately 8.2% of the Company's carpet sales in 1995 were to distributors. Sales of Shaw products in foreign markets, including the sales of foreign subsidiaries, accounted for approximately 12.6% of total sales in 1995. No single customer accounted for more than 2% of the Company's sales during 1995.

Competition

     The carpet industry is highly competitive with more than 200 companies engaged in the manufacture and sale of carpet in the United States. Carpet manufacturers also face competition from the hard surface floorcovering industry. According to industry estimates, carpet accounts for approximately 72% of the total United States production of all flooring types. The principal methods of competition within the carpet industry are quality, style, price and service. The Company believes its strategically located regional warehouse facilities and redistribution centers provide a competitive advantage by enabling it to supply carpet on a timely basis to customers. The Company's long-standing practice in investing in modern, state-of-the-art equipment contributes significantly to its ability to compete effectively on the basis of quality, style and price.

Raw Materials

     The principal raw materials used by the Company are nylon fiber and filament, and synthetic backing; additional raw materials include polyester, polypropylene and wool fibers and filaments, jute, latex and dye. During 1995, the Company experienced no significant shortages of raw materials.

Employees

     At December 30, 1995, the Company had approximately 25,000 full-time employees. In the opinion of management, employee relations are good. Employees are involved in the Quality Improvement Process, which began in 1985 as a program designed to improve the Company's products and services through education and training. None of the Company's employees in the United States are represented by unions. Certain employees of foreign subsidiaries are represented by unions.

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

     The Company continued its commitment to the environment during 1995. Because of this commitment to finding new ways of using mill waste, the Company is agressively pursuing an environmentally friendly use for all of its waste products. For example, future possibilities for use of fiber reinforced concrete include road and bridge construction, military applications, building foundations, tile, brick and concrete blocks.

Patents, Trademarks, etc.

     Patent protection has not been significant to the Company's business, although the Company does hold several patents covering machinery used in a specific carpet coloring process.

                                Item 2. Properties
     The Company's executive offices are located in Dalton, Georgia. At December 30, 1995, the Company operated additional facilities as follows:

Domestic Facilities
Alabama               Redistribution, yarn spinning and yarn extrusion
Michigan                      Redistribution
Missouri                      Redistribution
Florida                       Redistribution
North Carolina                Redistribution, primary backing manufacturing
Ohio                          Redistribution
Pennsylvania                  Redistribution
Virginia                      Redistribution


California                    Warehousing
Colorado                      Warehousing
Illinois                      Warehousing
Massachusetts                 Warehousing
Minnesota                     Warehousing
New Jersey                    Warehousing
Texas                         Warehousing
Washington                    Warehousing


Georgia        Administrative,    distribution,   carpet   manufacturing,   yarn
processing, yarn spinning, tufting, dyeing, coating, finishing, rug manufacturing, sample manufacturing, warehousing, design center and research and development center.


Tennessee                     Carpet manufacturing, yarn spinning

Foreign Facilities   (facilities are located in or near the areas listed)
Bradford, England             Tufting, weaving, coating, yarn processing,
                              distribution and administrative offices

Gwent, Wales                  Yarn extrusion, yarn processing

Victoria, Australia           Yarn extrusion, yarn processing, tufting, dyeing,
                              coating, distribution and administrative  offices

Cork, Ireland                 Wool spinning

Donaghadee, N. Ireland        Tufting, dyeing and finishing

     During 1995, two domestic yarn spinning facilities and a yarn spinning facility in Australia were closed. The operations of these facilities have been phased out. The Company maintains leased warehouses and customer service facilities in or near Dallas; Los Angeles (2); Seattle; San Francisco; Chicago; Minneapolis; Boston; and Cranbury, New Jersey. Each leased warehouse facility includes a sales showroom. The Company believes that current facilities are adequately insured and well maintained, substantially used and provide adequate production capacity for current and anticipated future operations.

Item 3.  Legal Proceedings

     From time to time the Company is subject to claims and suits arising in the course of its business. The Company is a defendant in certain litigation alleging personal injury resulting from personal exposure to volatile organic compounds found in carpet produced by the Company. The complaints seek injunctive relief and unspecified money damages on all claims. The Company has denied any liability. The Company believes that is has meritorious defenses and that the litigation will not have a material adverse effect on the Company's financial condition or results of operations. The Company will vigorously defend this suit.

     In June 1994, the Company and several other carpet manufacturers received a grand jury subpoena from the Antitrust Division of the United States Department of Justice relating to an investigation of the industry. In December 1995, the Company learned that it was one of six carpet companies named as additional defendants in a pending antitrust suit filed in United States District Court in Rome, Georgia. The amended complaint alleges price-fixing regarding certain types of carpet products in violation of Section 1 of the Sherman Act. The Company believes the suit is spurious and without merit, and that once completed, it will not have a material adverse effect on the Company's financial condition or results of operations.

     In February 1996, a jury in Greensboro, North Carolina returned a verdict against the Company in litigation brought by four former employees of Salem Carpet Mills, acquired by the Company in 1992, alleging age discrimination and sex discrimination in employment decisions with regard to such employees. The verdict is now under review by the trial judge and may subsequently be appealed by either party after judgement is entered. The Company believes that the litigation will not have a material adverse effect on the Company's financial condition or results of operations.

     At the end of fiscal year 1995, there were no other pending legal proceedings to which the Company was a party or to which any of its property was subject which, in the opinion of management, were likely to have a material adverse effect on the Company's business, financial condition or results of operations.

Item 4.  Submission of Matters to Vote of Security Holders

       Not applicable.

Item 4(A).  Executive Officers of the Registrant

Name                           Age      Officer       Position
                                        Since
Robert E. Shaw                 64       1967          Chairman, Chief Executive Officer and Director

W. Norris Little               64       1978          President and Chief Operating Officer and Director

William C. Lusk, Jr.           60       1971          Senior Vice President, Treasurer and Director

Vance D. Bell                  44       1983          Vice President, Marketing

Kenneth G. Jackson             38       1996          Vice President and Chief Financial Officer

Carl P. Rollins                52       1991          Vice President, Administration

Bennie M. Laughter             44       1986          Vice President, Secretary and General Counsel

Douglas H. Hoskins             61       1978          Controller


     Officers of the Company are elected annually by the Board of Directors. All of the executive officers of the Company except for Mr.Jackson and Mr. Rollins have served as executive officers for the Company for more than the past five years.

     Mr. Rollins joined the Company in June 1991, as a Vice President. Prior to June 1991, Mr. Rollins had been engaged in the private practice of law with the firm of McCamy, Phillips, Tuggle, Rollins & Fordham, in Dalton, Georgia.

     Mr. Jackson joined the Company in February 1996. Prior to February 1996, Mr. Jackson had been a partner with Arthur Andersen LLP in Atlanta, Georgia.

                               PART II
Item 5. Market for the Registrant's Common Stock and Related Shareholder Matters

     The high and low sales prices for the Company's common stock as reported by the New York Stock Exchange and the amount of dividends paid by quarter for the last two fiscal years are set forth on page 23 of Exhibit 13.

     Reference is made to Note 2 of Notes to Consolidated Financial Statements on page 12 of Exhibit 13 for information concerning restrictions on the payment of cash dividends.

     At March 4, 1996, there were 4,159 holders of record of the Company's common stock.

Item 6.  Selected Financial Data

     This information is set forth on page 1 of the Exhibit 13 under the caption "Ten Year Financial Review."

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

 This information is set forth on pages 2  - 4  of Exhibit 13 to this report.

Item 8.  Financial Statements and Supplementary Data

       This information is set forth on pages 5  - 24   of Exhibit 13.

Item 9.  Disagreements on Accounting and Financial Disclosure

       None.

                              PART III
Item 10.  Directors and Executive Officers of the Registrant

     Information concerning directors is incorporated by reference to "Election of Class of Directors" on pages 3 - 6 of the Proxy Statement for the 1996 Annual Meeting of Shareholders. Reference is also made to Item 4(A) of Part I of this report, "Executive Officers of the Registrant," which information is incorporated herein.

Item 11.  Executive Compensation

     This information is incorporated by reference to "Executive Compensation" on pages 7 - 14 of the Proxy Statement for the 1996 Annual Meeting of Shareholders.

Item 12.      Security Ownership of Certain Beneficial Owners and Management

     This information is incorporated by reference to "Voting Rights and Principal Shareholders" and "Election of Directors" on pages 1 - 2 and 3 - 6 respectively, of the Proxy Statement for the 1996 Annual Meeting of Shareholders.

                              PART IV
Item 13.Certain Relationships and Related Transactions

     This information is incorporated by reference to "Certain Relationships" on page 5 of the Proxy Statement for the 1996 Annual Meeting of Shareholders.

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)    The following documents are filed as part of this report:

1.  Financial Statements

     Exhibit 13, a copy of which is filed with this Form 10-K, contains the balance sheets as of December 30, 1995 and December 31, 1994, the related statements of income, shareholders' investment and cash flows for each of the three years in the period ended December 30, 1995, and the related report of Arthur Andersen LLP. These financial statements and the report of Arthur
Andersen LLP are incorporated herein by reference. The financial statements incorporated by reference include the following:

     Balance Sheets -- December 30, 1995 and December 31, 1994

     Statements of Income for the years ended December 30, 1995, December 31, 1994 and January 1, 1994.

     Statements of Shareholders' Investment for the years ended December 30, 1995, December 31, 1994 and January 1, 1994.

     Statements of Cash Flows for the years ended December 30, 1995, December 31, 1994 and January 1, 1994.

2.  Financial Statement Schedules

     Report of Independent Public Accountants on Financial Statement Schedules

     Schedule II - Valuation and Qualifying Accounts for the Years Ended December 30, 1995, December 31, 1994 and January 1, 1994.

       3.     Exhibits incorporated by reference or filed with this report.

Number                Description
3(a)          Amended and Restated Articles of Incorporation.  [Incorporated  herein by reference to Exhibit 3(a) to
              Registrant's Registration Statement filed with the commission on December 28, 1993 (File No. 33-51719).]

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

4(b)          Restated  Articles of  Incorporation,  filed as, Exhibit 3(a),  and the Bylaws of  Registrant, filed as Exhibit  3(b),  are incorporated herein by reference.

4(c)          Rights  Agreement  dated as of April 10, 1989,  between  Registrant  and  Citizens and Southern  Trust
              Company (Georgia),  N.A., as Rights Agent.  [Incorporated  herein by reference to Exhibit 1 to Registrant's  Current
              Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 1989 (File No. 1-6853).]

10(a)         Reserved

10(b)*        Deferred  Compensation  Plan and form of Deferred  Compensation  Agreement of Registrant as adopted in April,
              1980.  [Incorporated  herein by reference to the  Registrant's  July 2, 1994 Form 10-K filed with the Securities and
              Exchange Commission (File No. 1-6853).]

10(c), 10(d), 10(e) and 10(f)            Reserved

10(g)         Credit  Agreement dated November 30, 1994,  between  Registrant and  Nationsbank of Georgia,  National
              Association,  regarding  a  $600,000,000  revolving  credit  facility.  [Incorporated  herein  by  reference  to the
              Registrant's December 31, 1994 Form 10-K filed with the Securities and Exchange Commission (File No. 1-6853).]

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

10(k)*       1992  Incentive  Stock  Option Plan of the  Registrant.  [Incorporated  herein by  reference  to Exhibit A to
             Registrant's 1992 Proxy (File No. 1-6853).]

11            Computation of Earnings per Share for the fiscal years ended December 30, 1995,  December 31, 1994 and
              January 1, 1994.

13            Items Incorporated by Reference from the 1995 Annual Report to Shareholders.

21            List of Subsidiaries.

23            Consent of independent public accountants.

27            Financial Data Schedule.

     *Compensatory plan or management contract required to be filed as an exhibit to Item 14 (c) of Form 10-K.

(b)    No reports on Form 8-K were filed during the last quarter of fiscal 1995.

                                                     SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SHAW INDUSTRIES, INC.

Date:  March 28, 1996                             By:  /s/ ROBERT E. SHAW
                                                  Robert E. Shaw
                                                  Chairman, Chief Executive
                                                  Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  March 28, 1996                             /s/ ROBERT E. SHAW
                                                  Robert E. Shaw
                                                  Chairman, Chief Executive
                                                  Officer and Director
                                                  (Principal Executive Officer)

Date:  March 28, 1996                             /s/ J.C. SHAW
                                                  J.C. Shaw
                                                  Chairman Emeritus and Director

Date:  March 28, 1996                             /s/  W. NORRIS LITTLE
                                                  W. Norris Little
                                                  President and Chief Operating
                                                  Officer and Director

Date:  March 28, 1996                             /s/  WILLIAM C. LUSK, JR.
                                                  William C. Lusk, Jr.
                                                  Sr. Vice President, Treasurer
                                                  and Director (Principal
                                                  Financial and Accounting
                                                  Officer)

Date:  March 28, 1996                             /s/ ROBERT R. HARLIN
                                                  Robert R. Harlin
                                                  Director

Date:  March  28, 1996                            /s/ THOMAS G. COUSINS
                                                  Thomas G. Cousins
                                                  Director

Date:  March 28, 1996                             /s/ S. TUCKER GRIGG
                                                  S. Tucker Grigg
                                                  Director

Date:  March 28, 1996                             /s/ CLIFFORD M. KIRTLAND, JR.
                                                  Clifford M. Kirtland, Jr.
                                                  Director

Date:  March 28, 1996                             /s/ J. HICKS LANIER
                                                  J. Hicks Lanier
                                                  Director

Date:  March 28, 1996                             /s/ R. JULIAN McCAMY
                                                  R. Julian McCamy
                                                  Director

                        REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of
Shaw Industries, Inc.:


     We have audited in accordance with generally accepted auditing standards the financial statements of SHAW INDUSTRIES, INC. included in the annual report to shareholders incorporated by reference in this Form 10-K and have issued our report thereon dated February 19, 1996. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 19, 1996


                                                                                                                        SCHEDULE II
                                                 SHAW INDUSTRIES, INC.

                                          VALUATION AND QUALIFYING ACCOUNTS

                                  DECEMBER 30, 1995, DECEMBER 31, 1994 AND JANUARY 1, 1994

$ in thousands
                                                                      Additions
                                                    Balance at       Charged to
                                                     Beginning        Costs and                             Balance at
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

YEAR ENDED DECEMBER 30, 1995:
     Allowance for doubtful accounts and
     discounts                                    $     17,925     $    110,541     $   113,720 *         $     14,746


*  Deductions for December 30, 1995 include $1,018,000 related to the deconsolidation of the Terza Joint Venture.
