Form 10-Q
period 1996-03-30
SHAW INDUSTRIES INC
filed 1996-05-10
CIK 89498

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                    ______________

                                     FORM 10-Q


(Mark One)
     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                       March 30, 1996

                                                        OR
     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________________to______________________


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

     Indicate by check xwhether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes x . No ______.

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: May 3, 1996 - 135,530,694 shares

                                SHAW INDUSTRIES, INC.
                                    FORM 10-Q
                                      INDEX






PART I - FINANCIAL INFORMATION                                    PAGE NUMBERS

Item 1.  Financial Statements

        Condensed Consolidated Balance Sheets - March 30, 1996
         and December 30, 1995                                            3-4

        Condensed Consolidated Statements of Income and Retained
         Earnings -  For the Three Months Ended
         March 30, 1996 and  April 1, 1995                                 5

        Condensed Consolidated Statements of Cash Flows -
         For the Three Months Ended March 30, 1996
         and April 1, 1995                                                 6

        Notes to Condensed Consolidated Financial Statements               7

Item 2.  Management's Discussion and Analysis
          of Financial Condition and Results of Operations                 8-9

PART II - OTHER INFORMATION                                                10

SIGNATURES                                                                 11


PART 1 - ITEM ONE - FINANCIAL INFORMATION
SHAW INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)



ASSETS                                                                     March 30,              December 30, 1995
                                                                             1996
                                                                    ------------------------   -------------------------
                                                                          (UNAUDITED)
CURRENT ASSETS:

 Cash and cash equivalents                                                       $   34,105                  $   31,453
                                                                    ------------------------   -------------------------
 Accounts receivable, less
   allowance for doubtful accounts and
   discounts of $17,363 and $14,746                                                 366,948                     345,443
                                                                    ------------------------   -------------------------

 Inventories -
   Raw materials                                                                    225,402                     232,693
   Work-in-process                                                                   28,663                      25,330
   Finished goods                                                                   253,718                     231,189
                                                                    ------------------------   -------------------------
                                                                                    507,783                     489,212
                                                                    ------------------------   -------------------------
 Other current assets                                                                40,031                      36,403
                                                                    ------------------------   -------------------------
               TOTAL CURRENT ASSETS                                                 948,867                     902,511
                                                                    ------------------------   -------------------------

PROPERTY, PLANT AND EQUIPMENT,
   at cost:
 Land and land improvements                                                          27,609                      27,173
 Buildings and leasehold improvements                                               278,664                     269,715
 Machinery and equipment                                                            929,712                     914,126
 Construction in progress                                                            23,910                      22,986
                                                                    ------------------------   -------------------------
                                                                                  1,259,895                   1,234,000
 Less - Accumulated depreciation and
        amortization                                                              (628,322)                   (602,010)
                                                                    ------------------------   -------------------------
                                                                                    631,573                     631,990
                                                                    ------------------------   -------------------------

GOODWILL, net                                                                       122,176                     104,280
                                                                    ------------------------   -------------------------
INVESTMENT IN JOINT VENTURE                                                          16,442                      15,513
                                                                    ------------------------   -------------------------
OTHER ASSETS                                                                          9,928                       8,489
                                                                    ------------------------   -------------------------
               TOTAL ASSETS                                                      $1,728,986                  $1,662,783
                                                                    ========================   =========================




LIABILITIES AND SHAREHOLDERS' INVESTMENT


                                                                           March 30,              December 30, 1995
                                                                             1996
                                                                    ------------------------   -------------------------
                                                                          (UNAUDITED)
CURRENT LIABILITIES:
 Current maturities of long-term debt                                           $    17,878                   $   5,305
 Accounts payable                                                                   160,204                     114,326
 Accrued liabilities                                                                155,972                     141,435
                                                                    ------------------------   -------------------------
      TOTAL CURRENT LIABILITIES                                                     334,054                     261,066
                                                                    ------------------------   -------------------------

LONG-TERM DEBT, less current maturities                                             653,978                     627,130
                                                                    ------------------------   -------------------------
DEFERRED INCOME TAXES                                                                51,015                      51,000
                                                                    ------------------------   -------------------------
OTHER LIABILITIES                                                                    12,208                      13,398
                                                                    ------------------------   -------------------------

SHAREHOLDERS' INVESTMENT:
 Common stock, no par, $1.11 stated value,
  authorized 500,000,000 shares; issued and
  outstanding: 135,444,894 at March 30,
  1996 and 135,956,602 shares at December                                           150,345                     150,913
  30, 1995
 Paid-in capital                                                                     96,165                     101,718
 Cumulative translation adjustment                                                    1,388                       1,895
 Retained earnings                                                                  429,833                     455,663
                                                                    ------------------------   -------------------------

      TOTAL SHAREHOLDERS' INVESTMENT                                                677,731                     710,189
                                                                    ------------------------   -------------------------

      TOTAL LIABILITIES AND SHAREHOLDERS'
        INVESTMENT                                                               $1,728,986                  $1,662,783
                                                                    ========================   =========================




The accompanying notes are an integral part of these consolidated financial statements.


SHAW INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
                                                                        THREE MONTHS                THREE MONTHS
                                                                            ENDED                      ENDED
                                                                       March 30, 1996              April 1, 1995
                                                                   ------------------------   -------------------------

NET SALES                                                                         $657,742                    $676,550
COSTS AND EXPENSES:
  Cost of sales                                                                    528,238                     559,469
  Selling, general and administrative                                              103,901                      97,860
  Nonrecurring charges                                                              29,139                           -
  Interest expense, net                                                              9,566                      10,774
  Other (income), net                                                                (865)                       (940)
                                                                   ------------------------   -------------------------
INCOME (LOSS) BEFORE INCOME TAXES                                                 (12,237)                       9,387
PROVISION FOR INCOME TAXES                                                           4,276                       4,107
                                                                   ------------------------   -------------------------
INCOME (LOSS) BEFORE EQUITY IN INCOME OF JOINT VENTURE AND
CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                            (16,513)                       5,280

EQUITY IN INCOME (LOSS) OF JOINT VENTURE                                               929                       (803)
                                                                   ------------------------   -------------------------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                       (15,584)                       4,477

CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX BENEFIT                               -                    (12,077)

                                                                   ------------------------   -------------------------
NET (LOSS)                                                                       $(15,584)                   $ (7,600)
                                                                   ========================   =========================

DIVIDENDS PAID PER COMMON SHARE                                                   $  0.075                    $  0.075
                                                                   ========================   =========================

EARNINGS PER COMMON SHARE:
  Primary and fully diluted basis -
    Income (loss) before cumulative effect
      of accounting change                                                         $(0.11)                       $0.03
    Cumulative effect of accounting change,
      net of tax benefit                                                                 -                      (0.09)
                                                                   ------------------------   -------------------------
    Net (loss)                                                                     $(0.11)                     $(0.06)
                                                                   ========================   =========================


RETAINED EARNINGS:
  Beginning of period                                                             $455,663                    $444,115
  Deduct - net loss                                                               (15,584)                     (7,600)
  Deduct - dividends paid                                                         (10,246)                    (10,195)
  Decuct - adjustment in equity of joint
           venture                                                                       -                        (13)
                                                                   ----------------------------------------------------
  End of period                                                                   $429,833                    $426,307
                                                                   ========================   =========================

The accompanying notes are an integral part of these consolidated financial statements.



SHAW INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS                                                                THREE MONTHS                THREE MONTHS
(UNAUDITED AND IN THOUSANDS)                                                 ENDED                      ENDED
                                                                        March 30, 1996              April 1, 1995
                                                                    ------------------------   -------------------------
OPERATING ACTIVITIES:
 Net loss                                                                         $(15,584)                    $(7,600)
                                                                    ------------------------   -------------------------
 Adjustments to reconcile net loss to net
  cash provided by operating activities:
   Depreciation and amortization                                                     21,586                      21,859
   Provision for doubtful accounts                                                    1,797                       1,748
   Deferred income taxes                                                                  1                       (518)
   Nonrecurring charges                                                              29,139                           -
   Cumulative effect of accounting change                                                 -                      12,077
   Other, net                                                                       (3,714)                       4,683
   Changes in operating assets and
    liabilities, net of acquisitions:
        Accounts receivable                                                         (1,994)                    (24,029)
        Inventories                                                                 (7,016)                    (33,264)
        Other current assets                                                            659                       4,921
        Accounts payable                                                             33,483                      44,570
        Accrued liabilities                                                           5,947                      22,715
                                                                    ------------------------   -------------------------
          Total adjustments                                                          79,888                      54,762
                                                                    ------------------------   -------------------------
   Net cash provided by operating activities                                         64,304                      47,162
                                                                    ------------------------   -------------------------
INVESTING ACTIVITIES:
 Additions to property, plant and equipment                                        (22,276)                    (16,524)
 Acquisitions of business assets                                                   (35,797)                    (29,503)
 Investment in joint venture                                                              -                     (3,500)
 Deconsolidation of joint venture                                                         -                     (3,828)
                                                                    ------------------------   -------------------------

  Net cash used in investing activities                                           (58,073)                    (53,355)
                                                                    ------------------------   -------------------------
FINANCING ACTIVITIES:
 Increase in long-term debt                                                          28,061                      44,808
 Dividends paid                                                                    (10,246)                    (10,195)
 Purchase and retirement of common stock                                           (21,698)                    (20,590)
 Proceeds from exercise of stock options                                                304                         230
                                                                    ------------------------   -------------------------
   Net cash (used) provided by financing
     activities                                                                     (3,579)                      14,253
                                                                    ------------------------   -------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                             2,652                       8,060
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                                          31,453                      34,365
                                                                    ------------------------   ------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $34,105                     $42,425
                                                                    ========================   =========================






The accompanying notes are an integral part of these consolidated financial statements.

                        SHAW INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                      (UNAUDITED)
            _______________________________________________________________
1.  Basis of Presentation

     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's 1995 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position, results of operations and cash flows at the dates and for the periods presented. Interim results of operations are not necessarily indicative of the results to be expected for a full year. Certain prior period amounts have been reclassified to conform with the current period presentation.

2.  Inventories

     The Company uses the last-in, first-out (LIFO) method of valuing substantially all of its domestic inventories. If LIFO inventories were valued at current costs, the inventories would have been $14,874,000 lower at March 30, 1996 and $9,992,000 lower at December 30, 1995. The Company's foreign inventories are valued at the lower of first-in, first-out (FIFO) cost or market.

3.  Acquisitions

     In December 1995, the Company announced a new retail and contract distribution strategy and executed letters of intent during the first quarter of 1996 to acquire Carpetland USA, Inc., as well as several commercial carpet contractors. Certain of these transactions were completed during the first quarter of 1996 for cash and common stock.


4.  Accounting Change

     Effective January 1, 1995, the Company changed its method of accounting for sample costs from expensing sample costs that exceed the estimated net realizable value when shipped to expensing that portion of sample costs as they are produced. This change was made in recognition of an increasing number of samples placed with customers that do not result in future sales and to better control the sample order process. The cumulative effect of the change was to decrease net income by $12,077,000, or $.09 per share, net of income tax benefit.

5.  Nonrecurring Charges

     During the first quarter of 1996, the Company recorded nonrecurring charges of $29,139,000 ($26,519,000 after income taxes, or $.19 per share) for the reduction of the carrying value of certain goodwill and property, plant and equipment at the Company's international operations related to the adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and to provide for the disposal of certain other assets at their estimated fair value. These asset write-downs will reduce amortization and depreciation expense of the respective assets in future periods.

                      SHAW INDUSTRIES, INC. AND SUBSIDIARIES
                ITEM TWO-MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

- - -----------------------------------------------------------------------------
GENERAL
     The Company's business, as well as the U.S. carpet industry in general, is cyclical in nature and is significantly affected by general economic conditions. The level of carpet sales tends to reflect fluctuations in consumer spending for durable goods and, to a lesser extent, fluctuations in interest rates and new housing starts. The Company's international operations are also impacted by the economic climates in the markets in which they operate (primarily the United Kingdom, Australia and Mexico).
     In December 1995, the Company announced a new retail and contract distribution strategy and subsequently executed letters of intent to acquire Carpetland USA, Inc., as well as several commercial carpet contractors. Certain of these transactions were completed during the first quarter of 1996. The Company believes that, by combining the resources of the manufacturer and retailer and developing a contract distribution network, it can provide a full range of products and services to more effectively meet the needs of the end-users of both residential and commercial carpet products at significantly improved margins. These plans are progressing according to the Company's expectations.

LIQUIDITY AND CAPITAL RESOURCES
     At March 30, 1996, the Company had working capital of $614.8 million, a decrease of $26.6 million, or 4.1 percent, over working capital of $641.4 million at December 30, 1995. Cash and cash equivalents increased $2.6 million from $31.5 million at December 30, 1995 to $34.1 million at March 30, 1996. Cash flow provided by operating activities was $64.3 million for the three months ended March 30, 1996 compared to $47.2 million in 1995. The increase in operating cash flow was primarily due to smaller increases in inventories and accounts receivable than in the comparable period of the prior year. In addition, higher non-cash charges of $29.1 million were recorded in 1996 related to the adoption of SFAS No. 121 and to provide for the disposal of certain other assets at their estimated fair value, compared to non-cash charges of $12.1 million recorded in 1995 to reflect a cumulative effect of an accounting change. Cash used in investing activities for the 1996 period consisted of additions to property, plant and equipment of $22.3 million and acquisitions of business assets of $35.8 million. Cash was used in financing activities during 1996 to fund payments of cash dividends of $10.2 million and stock repurchases of $21.7 million, offset by an increase in long-term debt of $28.1 million.
     The Company has continued to maintain a strong working capital position. Effective use of capital and the Company's ability to generate cash flow from operations has enabled it to invest in technologies which reduce production costs, generate operating margins that have historically exceeded industry averages and enabled the Company to be a preeminent force in the carpet industry.
     Capital expenditures for property, plant and equipment necessary to maintain the Company's facilities in a modern state-of-the-art condition were $22.3 million for the first quarter of 1996. Management anticipates total capital expenditures and capitalized lease obligations of approximately $60.0 million during 1996 in order to maintain its facilities and to expand and upgrade its manufacturing and distribution equipment to meet anticipated increases in sales volume and to improve efficiency. In addition, management estimates additional capital expenditures of approximately $40.0 million during 1996 related to the continuing development of the retail and contract distribution stategy.
     The Company's primary source of financing is an unsecured revolving credit agreement with a banking syndicate which provides for borrowings of up to $620.0 million and expires in December 1997. Interest on borrowings under this facility is currently based on LIBOR and approximated 6.0% at March 30, 1996. At March 30, 1996, borrowings outstanding under this credit facility were $559.0 million. The Company also maintains revolving credit facilities in the United Kingdom and Australia with $30.6 million and $59.9 million, respectively, available and outstanding at March 30, 1996.
     The Company believes that available borrowings under its existing credit agreements, available cash and internally generated funds will be sufficient to support its working capital, capital expenditures and debt service requirements for the foreseeable future. In addition, the Company believes it could expand its revolving credit and long-term bank facilities, if necessary.

RESULTS OF OPERATIONS
Three Months Ended March 30, 1996 Compared To Three Months Ended April 1, 1995
     Net sales decreased $18.8 million, or 2.8 percent, to $657.7 million in the first quarter of 1996. The decrease was primarily a result of harsh winter conditions which affected sales for the overall carpet industry and for the Company's domestic operations, and declines in sales at the Company's foreign operations. Net sales attributable to acquisitions were $22.7 million for the first quarter of 1996 and $42.1 million for the first quarter of 1995. Gross margin as a percent of net sales increased to 19.7 percent for the first quarter of 1996, compared to 17.3 percent in 1995. The increase in the gross margin percentage was primarily due to less product pricing pressures, improving manufacturing efficiencies in the United Kingdom and slight raw materials cost reductions.
     Selling, general and administrative expenses for the first quarter of 1996 were $103.9 million, or 15.8 percent of net sales, compared to $97.9 million, or
14.5 percent of net sales, in the comparable period of 1995. The marginal increase of 1.3 percent as a percent of net sales was primarily due to increased discretionary selling expenses in a sluggish economy. Interest expense, net, decreased $1.2 million, or 11.2 percent, as a result of lower weighted average borrowings and lower average interest rates. During the first quarter of 1996, the Company recorded a tax provision of $4.3 million on taxable income of $16.9 million, net of a tax benefit of $2.6 million applicable to nonrecurring charges of $29.1 million. The nonrecurring charges were recorded as a result of the adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121") to reflect the reduction of the carrying value of certain goodwill and property, plant and equipment at the Company's international operations, and a provision for the disposal of certain other assets at their estimated fair value. Net earnings for the quarter, before nonrecurring charges, increased 144.2%, to $10,935,000, or $.08 per share, from $4,477,000 in 1995, or
$.03 per share. After reflecting the nonrecurring charges, the Company had a net loss for the first quarter of 1996 of $15,584,000, or $.11 per share, compared to a net loss of $7,600,000, or $.06 per share, for the first quarter of 1995. The Company recorded equity in income of joint venture of $929,000 during the first quarter of 1996 related to its investment in Terza Joint Venture.

FOREIGN OPERATIONS
     The Company's primary foreign operations are conducted through its United Kingdom and Australian subsidiaries, where the functional currencies are British pounds and Australian dollars, respectively. Fluctuations in the value of foreign currencies create exposures which can impact the Company's operating results. The Company may employ foreign currency forward exchange contracts when, in the normal course of business, they are determined to effectively manage and reduce such exposure. The Company does not enter into foreign currency forward exchange contracts for speculative trading purposes.

                                            PART II - OTHER INFORMATION

ITEM ONE - LEGAL PROCEEDINGS
     From time to time, the Company is subject to claims and suits arising in the course of its business. The Company is a defendant in certain litigation alleging personal injury resulting from personal exposure to volatile organic compounds found in carpet produced by the Company. The complaints seek injunctive relief and unspecified money damages on all claims. The Company has denied any liability. The Company believes that it has meritorious defenses and that the litigation will not have a material adverse effect on the Company's financial condition or results of operations.
     In June 1994, the Company and several other carpet manufacturers received grand jury subpoenas from the Antitrust Division of the United States Department of Justice relating to an investigation of the industry. In December 1995, the Company learned that it was one of six carpet companies named as additional defendants in a pending antitrust suit filed in the United States District Court in Rome, Georgia. The amended complaint alleges price-fixing regarding certain types of carpet products in violation of Section 1 of the Sherman Act. The Company believes that the suit is spurious and without merit, and that once completed, it will not have a material adverse effect on the Company's financial condition or results of operations.
     In February 1996, a jury in Greensboro, North Carolina, returned a verdict against the Company in litigation brought by four former employees of Salem Carpet Mills, acquired by the Company in 1992, alleging age discrimination and sex discrimination in employment decisions made with regard to such employees. The verdict is now under review by the trial judge and may subsequently be appealed by either party after judgment is entered. The Company believes that the litigation will not have a material adverse effect on the Company's financial condition or results of operations.

ITEM TWO - CHANGES IN SECURITIES

                  None

ITEM THREE - DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM FOUR - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM FIVE - OTHER INFORMATION

                  None

ITEM SIX - EXHIBITS AND REPORTS ON FORM 8-K

 (A)  Exhibits
     10(l) - Second, Third and Fourth amendments to Credit Agreement between Registrant and Nationsbank of Georgia, National Association dated May 3, 1995, September 30, 1995 and December 30, 1995
     11     - Statement re:  Computation of Per Share Earnings
     27     - Financial Data Schedule

     Shareholders may obtain copies of Exhibits without charge upon written request to the Corporate Secretary, Shaw Industries, Inc., Mail drop 061-22, P.O. Drawer 2128, Dalton, Georgia 30722-2128.

(B) No reports on Form 8-K have been filed during the fiscal quarter ended March 30, 1996.

                                                    SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               SHAW INDUSTRIES, INC.
                                              (The Registrant)


DATE:    May 10 , 1996                   /s/ Robert E. Shaw
                                         Robert E. Shaw
                                         Chairman of the Board, Chief Executive
                                         Officer and President


DATE:    May 10, 1996                    /s/ Kenneth G. Jackson
                                         Kenneth G. Jackson
                                         Vice President and Chief Financial
                                         Officer
                                         (Principal Financial Officer)