Form 10-Q
period 1996-06-29
SHAW INDUSTRIES INC
filed 1996-08-13
CIK 89498

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                --------------

                                  FORM 10-Q

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED         JUNE 29, 1996
                               ------------------------------


                                      OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR  THE TRANSITION PERIOD FROM________________________TO______________________

                        COMMISSION FILE NUMBER 1-6853

                             SHAW INDUSTRIES, INC.
             ----------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

      GEORGIA                                                    58-1032521
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)

                      (I.R.S. EMPLOYER IDENTIFICATION NO.)

                  616 E. WALNUT AVENUE,  DALTON, GEORGIA       30720
                  --------------------------------------      --------
                 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)     (ZIP CODE)

                             (706) 278-3812
            --------------------------------------------------
            REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

                              NOT APPLICABLE
                 ---------------------------------------------------
                 FORMER NAME,  FORMER ADDRESS AND FORMER FISCAL YEAR,
                               IF CHANGED SINCE LAST REPORT.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes x . No ______.

      APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest
practicable date:   August 5, 1996 -  136,244,035 shares

                                SHAW INDUSTRIES, INC.
                                      FORM 10-Q

                                        INDEX

PART I - FINANCIAL INFORMATION                                 PAGE NUMBERS
         ---------------------                                 ------------

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets - June 29, 1996
        and December 30, 1995 ......................................... 3-4

        Condensed Consolidated Statements of Income and Retained
        Earnings -  For the Three Months Ended
        June 29, 1996 and  July 1, 1995 ............................... 5

        Condensed Consolidated Statements of Income and Retained
        Earnings -  For the Six Months Ended
        June 29, 1996 and  July 1, 1995 ............................... 6

        Condensed Consolidated Statements of Cash Flows -
        For the Six Months Ended June 29, 1996
        and July 1, 1995 .............................................. 7

        Notes to Condensed Consolidated Financial Statements .......... 8

Item 2. Management's Discussion and Analysis
        of Financial Condition and Results of Operations .............. 9-10

PART II - OTHER INFORMATION ........................................... 11


SIGNATURES ............................................................ 12

PART 1 - ITEM ONE - FINANCIAL INFORMATION
SHAW INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

ASSETS                                            JUNE 29,         DECEMBER 30,
                                                    1996               1995

                                            ----------------   ----------------

CURRENT ASSETS:

 Cash and cash equivalents ..................... $   84,272         $   31,453
                                            ----------------   ----------------
 Accounts receivable, less
   allowance for doubtful accounts and
   discounts of $18,643 and $14,746 ...........     406,187            345,443
                                            ----------------   ----------------

 Inventories -

   Raw materials ..............................     220,487            232,693
   Work-in-process ............................      30,590             25,330
   Finished goods .............................     250,328            231,189
                                            ----------------   ----------------
                                                    501,405            489,212
                                            ----------------   ----------------
 Other current assets .......................        37,855             36,403
                                            ----------------   ----------------
               TOTAL CURRENT ASSETS .........     1,029,719            902,511
                                            ----------------   ----------------

PROPERTY, PLANT AND EQUIPMENT,
   at cost:

 Land and land improvements .................        28,525             27,173
 Buildings and leasehold improvements .......       281,230            269,715
 Machinery and equipment ....................       952,837            914,126
 Construction in progress ...................        20,113             22,986
                                            ----------------   ----------------
                                                  1,282,705          1,234,000
 Less - Accumulated depreciation and
        amortization ........................      (652,315)          (602,010)
                                            ----------------   ----------------
                                                    630,390            631,990
                                            ----------------   ----------------

GOODWILL, net ...............................       129,237            104,280
                                            ----------------   ----------------
INVESTMENT IN JOINT VENTURE .................        15,972             15,513
                                            ----------------   ----------------
OTHER ASSETS ................................        13,041              8,489
                                            ----------------   ----------------
               TOTAL ASSETS .................    $1,818,359         $1,662,783
                                            ================   ================

LIABILITIES AND SHAREHOLDERS' INVESTMENT

                                               JUNE 29,         DECEMBER 30,
                                                 1996               1995

                                            ----------------   ----------------

CURRENT LIABILITIES:

 Current maturities of long-term debt .......   $    17,503          $   5,305
 Accounts payable ...........................       180,704            114,326
 Accrued liabilities ........................       167,015            141,435
                                            ----------------   ----------------
      TOTAL CURRENT LIABILITIES .............       365,222            261,066
                                            ----------------   ----------------

LONG-TERM DEBT, less current maturities .....       682,473            627,130
                                            ----------------   ----------------
DEFERRED INCOME TAXES .......................        50,965             51,000
                                            ----------------   ----------------
OTHER LIABILITIES ...........................        12,831             13,398
                                            ----------------   ----------------

SHAREHOLDERS' INVESTMENT:
 Common stock, no par, $1.11 stated value,
  authorized 500,000,000 shares; issued and
  outstanding: 136,236,034 at June 29,
  1996 and 135,956,602 shares at December ...       151,223            150,913
  30, 1995
 Paid-in capital ............................       105,387            101,718
 Cumulative translation adjustment ..........         2,505              1,895
 Retained earnings ..........................       447,753            455,663
                                             ----------------   ----------------
      TOTAL SHAREHOLDERS' INVESTMENT ........       706,868            710,189
                                            ----------------   ----------------

      TOTAL LIABILITIES AND SHAREHOLDERS'
        INVESTMENT ..........................    $1,818,359         $1,662,783
                                            ================   ================




The accompanying notes are an integral part of these consolidated financial statements.

SHAW INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND RETAINED EARNINGS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                THREE MONTHS       THREE MONTHS
                                                   ENDED              ENDED

                                               JUNE 29, 1996       JULY 1, 1995

                                            -----------------  -----------------

NET SALES ..................................        $785,735           $738,326
COSTS AND EXPENSES:
  Cost of sales ............................         614,786            593,810
  Selling, general and administrative ......         113,513             98,624
  Pre-opening expenses, retail operations ..           1,651                  -
  Nonrecurring charges .....................               -              5,401
  Interest expense, net ....................          10,133             11,062
  Other (income) expense, net ..............          (1,586)                76
                                            -----------------  -----------------
INCOME BEFORE INCOME TAXES .................          47,238             29,353
PROVISION FOR INCOME TAXES .................          19,696             12,098
                                            -----------------  -----------------
INCOME BEFORE EQUITY IN INCOME OF JOINT
   VENTURE ..................................         27,542             17,255
EQUITY IN INCOME OF JOINT VENTURE ...........            557              1,418
                                            -----------------  -----------------
NET INCOME ..................................        $28,099           $ 18,673
                                            =================  =================

DIVIDENDS PAID PER COMMON SHARE .............       $  0.075           $  0.075
                                            =================  =================

EARNINGS PER COMMON SHARE:

  Primary and fully diluted basis - .........          $0.21              $0.14
                                            =================  =================


RETAINED EARNINGS:

  Beginning of period .......................       $429,833           $426,320
  Add    - net income .......................         28,099             18,673
  Deduct - dividends paid ...................        (10,179)           (10,193)
                                            -----------------  -----------------
  End of period .............................       $447,753           $434,800
                                            =================  =================

The accompanying notes are an integral part of these consolidated financial statements.

SHAW INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND RETAINED EARNINGS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 SIX MONTHS         SIX MONTHS
                                                   ENDED              ENDED

                                             JUNE 29, 1996       JULY 1, 1995

                                            -----------------  -----------------

NET SALES .................................       $1,443,477         $1,414,876
COSTS AND EXPENSES:
  Cost of sales ...........................        1,143,024          1,153,279
  Selling, general and administrative .....          217,256            196,484
  Pre-opening expenses, retail operations .            1,809                  -
  Nonrecurring charges ....................           29,139              5,401
  Interest expense, net ...................           19,699             21,836
  Other (income), net .....................           (2,451)              (864)
                                            -----------------  -----------------
INCOME BEFORE INCOME TAXES ................           35,001             38,740
PROVISION FOR INCOME TAXES ................           23,972             16,205
                                            -----------------  -----------------
INCOME BEFORE EQUITY IN INCOME OF JOINT
   VENTURE AND CUMULATIVE EFFECT OF ACCOUNTING
   CHANGE .................................           11,029             22,535
EQUITY IN INCOME OF JOINT VENTURE .........            1,486                615
                                            -----------------  -----------------
INCOME BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE .......................           12,515             23,150
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET
  OF TAX BENEFIT ..........................                -            (12,077)
                                            -----------------  -----------------
NET INCOME ................................          $12,515           $ 11,073
                                            =================  =================

DIVIDENDS PAID PER COMMON SHARE ...........          $  0.15            $  0.15
                                            =================  =================

EARNINGS PER COMMON SHARE:
  Primary and fully diluted basis -

    Income before cumulative effect

      of accounting change ................            $0.09              $0.17
    Cumulative effect of accounting change,
      net of tax benefit ..................                -              (0.09)
                                            -----------------  -----------------
    Net income ............................            $0.09              $0.08
                                            =================  =================


RETAINED EARNINGS:

  Beginning of period .....................         $455,663           $444,115
  Add    - net income .....................           12,515             11,073
  Deduct - dividends paid .................          (20,425)           (20,388)
                                            -----------------  -----------------
  End of period ...........................         $447,753           $434,800
                                            =================  =================

The accompanying notes are an integral part of these consolidated financial statements.

SHAW INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS                                           SIX MONTHS      SIX MONTHS
(IN THOUSANDS)                                        ENDED            ENDED

                                                  JUNE 29, 1996    JULY 1, 1995

                                                 ---------------  --------------
OPERATING ACTIVITIES:

 Net income .....................................       $12,515         $11,073
                                                 ---------------  --------------
 Adjustments  to  reconcile  net  income
  to  net  cash  provided  by  operating
  activities:

   Depreciation and amortization ................        44,776          45,464
   Provision for doubtful accounts ..............         4,654           3,697
   Deferred income taxes ........................          (221)            831
   Nonrecurring charges .........................        29,139               -
   Cumulative effect of accounting change .......             -          12,077
   Other, net ...................................        (9,154)          3,476
   Changes in operating assets and
    liabilities, net of acquisitions:

        Accounts receivable .....................       (33,323)        (30,777)
        Inventories .............................         1,680         (36,473)
        Other current assets ....................         3,192          16,020
        Accounts payable ........................        49,234          20,462
        Accrued liabilities .....................        15,409          28,968
                                                 ---------------  --------------
          Total adjustments .....................       105,386          63,745
                                                 ---------------  --------------
   Net cash provided by operating activities ....       117,901          74,818
                                                 ---------------  --------------
INVESTING ACTIVITIES:

 Additions to property, plant and equipment .....       (38,905)        (36,556)
 Acquisition of businesses, net of cash acquired        (35,006)        (29,503)
 Investment in joint venture ....................             -          (3,500)
 Deconsolidation of joint venture ...............             -          (3,828)
                                                 ---------------  --------------

   Net cash used in investing activities ........       (73,911)        (73,387)
                                                 ---------------  --------------
FINANCING ACTIVITIES:

 Increase in long-term debt .....................        51,583          48,389
 Dividends paid .................................       (20,425)        (20,388)
 Purchase and retirement of common stock ........       (22,760)        (20,590)
 Proceeds from exercise of stock options ........           431             269
                                                 ---------------  --------------
   Net cash provided by financing activities ....         8,829           7,680
                                                 ---------------  --------------
NET INCREASE IN CASH AND CASH EQUIVALENTS .......        52,819           9,111
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         31,453          34,365
                                                 ---------------  --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ......       $84,272         $43,476
                                                 ===============  ==============






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

      2.  INVENTORIES

            The Company uses the last-in, first-out (LIFO) method of valuing substantially all of its domestic inventories. If LIFO inventories were valued at current costs, the inventories would have been $12,555,000 lower at June 29, 1996 and $9,992,000 lower at December 30, 1995. The Company's foreign inventories are valued at the lower of first-in, first-out (FIFO) cost or market.

      3.  ACQUISITIONS

            In December 1995, the Company announced a new retail and contract distribution strategy and during the first six months of 1996 acquired Bell-Mann, Inc., Carpetland USA, Inc., as well as several other retailers and commercial carpet contractors for cash and common stock. As a result of these acquisitions, goodwill of $43.6 million was recorded and is being amortized over 20 years. On July 3, 1996, the Company completed the acquisition of New York Carpet World, Inc. for cash and other considerations. New York Carpet World, Inc. is headquartered in Southfield, Michigan and is the largest retailer of carpet products in the United States with approximately 200 stores located in 15 states.

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

                         SHAW INDUSTRIES, INC. AND SUBSIDIARIES
                    ITEM TWO-MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- --------------------------------------------------------------------------------
GENERAL

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

     In December 1995, the Company announced a new retail and contract distribution strategy and during the first six months of 1996 acquired Bell-Mann, Inc., Carpetland USA, Inc., as well as several other retailers and commercial carpet contractors for cash and common stock. During June, the Company opened its first Shaw Carpet Showplace residential retail stores in Pittsburgh, Pennsylvania. On July 3, 1996, the Company completed the acquisition of New York Carpet World, Inc. for cash and other considerations. New York Carpet World, Inc. is headquartered in Southfield, Michigan and is the largest retailer of carpet products in the United States with approximately 200 stores located in 15 states. The Company believes that, by combining the resources of the manufacturer and retailer and developing a contract distribution network, it can provide a full range of products and services to more effectively meet the needs of the end-users of both residential and commercial carpet products at significantly improved margins. These plans are progressing according to the Company's expectations. The Company now has approximately 275 retail and commercial contract locations. In addition, the Company continues its efforts to develop an alignment program with dealers of both residential and commercial carpet products to provide a collection of services, benefits and programs that will encourage dealers to purchase more from the Company. The Company now has approximately 1,200 aligned dealers.

LIQUIDITY AND CAPITAL RESOURCES

      At June 29, 1996, the Company had working capital of $664.5 million, an increase of $23.1 million, or 3.6 percent, over working capital of $641.4 million at December 30, 1995. Cash and cash equivalents increased $52.8 million from $31.5 million at December 30, 1995 to $84.3 million at June 29, 1996. Cash flow provided by operating activities was $117.9 million for the six months ended June 29, 1996 compared to $74.8 million in 1995. The increase in operating cash flow was primarily due to a slight decrease in inventories (prior to including inventories acquired through acquisitions of $13.9 million) combined with a larger increase in accounts payable than in the comparable period of the prior year. In addition, non-cash charges of $29.1 million were recorded in 1996 related to the adoption of SFAS No. 121 and to provide for the disposal of certain other assets at their estimated fair value, compared to non-cash charges of $12.1 million recorded in 1995 to reflect a cumulative effect of an accounting change. Cash used in investing activities for the 1996 period consisted of additions to property, plant and equipment of $38.9 million and acquisitions of business assets of $35.0 million. Cash flow provided by financing activities during 1996 was $8.8 million which includes an increase in long-term debt of $51.5 million offset by payments of cash dividends of $20.4 million and stock repurchases of $22.8 million.

     The Company has continued to maintain a strong working capital position. Effective use of capital and the Company's ability to generate cash flow from operations has enabled it to invest in technologies which reduce production costs, generate operating margins that have historically exceeded industry averages and to be a preeminent force in the carpet industry.

      Capital expenditures for property, plant and equipment necessary to maintain the Company's facilities in a modern state-of-the-art condition were $38.9 million for the first six months of 1996. Management anticipates total capital expenditures and capitalized lease obligations of approximately $40.0 million during the remainder of 1996 in order to maintain its facilities and to expand and upgrade its manufacturing and distribution equipment to meet anticipated increases in sales volume and to improve efficiency. In addition, management estimates capital expenditures of approximately $20.0 million during the remainder of 1996 related to the continuing development of the retail and contract distribution strategy.

      The Company's primary source of financing is an unsecured revolving credit agreement with a banking syndicate which provides for borrowings of up to $620.0 million and expires in December 1998. Interest on borrowings under this facility is currently based on LIBOR and approximated 6.2 percent at June 29, 1996 after giving effect to an interest rate swap agreement entered into on April 2, 1996 which effectively fixed the interest rate on $100.0 million of the outstanding borrowings at 6.16 percent. At June 29, 1996, borrowings outstanding under this credit facility were $584.0 million. The Company also maintains revolving credit facilities in the United Kingdom and Australia with $31.0 million and $63.0 million, respectively, available and outstanding at June 29, 1996.

      The Company believes that available borrowings under its existing credit agreements, available cash and internally generated funds will be sufficient to support its working capital, capital expenditures and debt service requirements for the foreseeable future. In addition, the Company believes it could expand its revolving credit and long-term bank facilities, if necessary.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 29, 1996 COMPARED TO THREE MONTHS ENDED JULY 1, 1995

     Net sales increased $47.4 million, or 6.4 percent, to $785.7 million in the second quarter of 1996. The increase was attributable to residential and commercial retail acquisitions with net sales of $63.2 million for the second quarter of 1996. Gross margin as a percent of net sales increased to 21.8 percent for the second quarter of 1996, compared to 19.6 percent in 1995. The increase in the gross margin percentage was due to less product pricing pressures, slight raw materials cost reductions and higher margins for retail sales. Wholesale and manufacturing operations contributed over one-half of the increase in the gross margin percentage.

      Selling, general and administrative expenses for the second quarter of 1996 were $113.5 million, or 14.4 percent of net sales, compared to $98.6 million, or 13.4 percent of net sales, in the comparable period of 1995. The marginal increase of 1.0 percent as a percent of net sales was primarily due to an increase in discretionary expenses associated with the pursuit of new business. Interest expense, net, decreased $0.9 million, or 8.4 percent, as a result of lower weighted average borrowings and lower average interest rates. The effective income tax rate for the second quarter of 1996 was 41.7 percent compared to 41.2 percent for the second quarter of 1995. The Company recorded equity in income of joint venture of $530,000 during the second quarter of 1996 related to its investment in the Tenedora Terza, S.A. De C.V. Monterrey, Mexico joint venture.

SIX   MONTHS  ENDED JUNE 29, 1996  COMPARED TO SIX MONTHS ENDED JULY 1, 1995

     Net sales increased $28.6 million, or 2.0 percent, to $1,143.5 million in the first six months of 1996. The increase was a result of improving market conditions combined with residential and commercial retail acquisitions with net sales of $85.9 million for the first six months of 1996. Gross margin as a percent of net sales increased to 20.8 percent for the first six months of 1996, compared to 18.5 percent in 1995. The increase in the gross margin percentage was primarily due to less product pricing pressures, slight raw materials cost reductions and higher margins for retail sales.

      Selling, general and administrative expenses for the first six months of 1996 were $217.3 million, or 15.1 percent of net sales, compared to $196.5 million, or 13.9 percent of net sales, in the comparable period of 1995. The increase of 1.2 percent as a percent of net sales was primarily due to increased discretionary expenses associated with the pursuit of new business. Interest expense, net, decreased $2.1 million, or 9.8 percent, as a result of lower weighted average borrowings and lower average interest rates. During the first six months of 1996, the Company recorded a tax provision of $24.0 million on taxable income of $35.0 million, net of a tax benefit of $2.6 million applicable to nonrecurring charges of $29.1 million. The nonrecurring charges were recorded in the first quarter of 1996 as a result of the adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" to reflect the reduction of the carrying value of certain goodwill and property, plant and equipment at the Company's international operations, and a provision for the disposal of certain other assets at their estimated fair value. Net earnings for the first six months, before nonrecurring charges, increased 47.7 percent, to $39.0 million, or $.29 per share, from $26.4 million in 1995, or $.19 per share. After reflecting the nonrecurring charges, the Company had net income for the first six months of 1996 of $12.5 million, or $.09 per share, compared to net income of $11.1 million, or $.08 per share, for the first six months of 1995. The Company recorded equity in income of joint venture of $1.5 million during the first six months of 1996 related to its investment in the Tenedora Terza, S.A. De C.V. Monterrey, Mexico joint venture.

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

ITEM TWO - CHANGES IN SECURITIES

            On June 4, 1996, the Company registered 5,000,000 shares of Common Stock, no par value, and 5,000,000 Rights to purchase shares of Series A Participating Preferred Stock on Form S-4 with the Securities and Exchange Commission.

ITEM THREE - DEFAULTS UPON SENIOR SECURITIES

            None

ITEM FOUR - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            At the Annual Meeting of Shareholders held on April 25, 1996, the shareholders elected three Class I Directors, as provided for in the Articles of Incorporation and By-Laws of the Company. The results of voting on the foregoing matter was as follows:

                                                    Authority
      Nominee                         For           Withheld
      -----------------------     -----------       ---------
      J.C. Shaw                   121,376,602       1,578,407
      Robert E. Shaw              121,267,946       1,687,063
      Clifford M. Kirtland, Jr.   121,921,712       1,033,297

ITEM FIVE - OTHER INFORMATION

            None

ITEM SIX - EXHIBITS AND REPORTS ON FORM 8-K

            (A)  Exhibits

     10(m) - Stock Purchase Agreement dated May 23, 1996 among Registrant and Irving Nusbaum Revocable Trust UAD, May 4, 1977, Amended and Restated April 30, 1984, Francis Fetter Revocable Trust UAD, August 16, 1990, Marvin Berlin Revocable Trust UAD, May 22, 1990, Robert C. Nusbaum Revocable Trust UAD, January 30, 1990 and Arthur S. Nusbaum Revocable Trust UAD, June 1, 1993, Amended and Restated April 26, 1994 ("Sellers"). The Exhibit contains a list briefly identifying the contents of the Schedules to the Stock Purchase Agreement, which have been omitted.

      11     - Statement re:  Computation of Per Share Earnings

      27     - Financial Data Schedule

     Shareholders may obtain copies of Exhibits without charge upon written request to the Corporate Secretary, Shaw Industries, Inc., Mail drop 061-22, P.O. Drawer 2128, Dalton, Georgia 30722-2128.

            (B) No reports on Form 8-K have been filed during the fiscal quarter ended June 29, 1996.

                                      SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           SHAW INDUSTRIES, INC.

                                             (The Registrant)

DATE: August 13, 1996

                                      /s/ Robert E. Shaw
                                      ----------------------------------
                                      Robert E. Shaw
                                      Chairman of the Board and Chief Executive
                                      Officer

DATE: August 13, 1996

                                      /s/ Kenneth G. Jackson
                                      -----------------------------------
                                      Kenneth G. Jackson
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)