Form 10-Q
period 1996-09-28
SHAW INDUSTRIES INC
filed 1996-11-12
CIK 89498

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                --------------

                                  FORM 10-Q


(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 28, 1996
                               -----------------------------------


                                      OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period
from________________________to__________________________


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

      APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest
practicable date:   November 4, 1996 -   134,298,035 shares

                                SHAW INDUSTRIES, INC.
                                      FORM 10-Q
                                        INDEX






PART I - FINANCIAL INFORMATION                                 PAGE NUMBERS
         ---------------------                                 ------------

 Item 1.     Financial Statements

       Condensed Consolidated Balance Sheets - September 28, 1996
       and December 30, 1995 .......................................... 3-4

       Condensed Consolidated Statements of Income and Retained
       Earnings -  For the Three Months Ended
       September 28, 1996 and September 30, 1995 ...................... 5

       Condensed Consolidated Statements of Income and Retained
       Earnings -  For the Nine Months Ended
       September 28, 1996 and  September 30, 1995 ..................... 6

       Condensed Consolidated Statements of Cash Flows -
       For the Nine Months Ended September 28, 1996
       and September 30, 1995 ......................................... 7

       Notes to Condensed Consolidated Financial Statements ........... 8

 Item 2.     Management's Discussion and Analysis
       of Financial Condition and Results of Operations ............... 9-11

PART II - OTHER INFORMATION ........................................... 12
          -----------------

SIGNATURES ............................................................ 13

PART I - ITEM ONE - FINANCIAL INFORMATION
SHAW INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)




ASSETS                                       September 28,      December 30,
                                                 1996               1995
                                            ----------------   ----------------

CURRENT ASSETS:
 Cash and cash equivalents .................     $   51,433         $   31,453
                                            ----------------   ----------------
 Accounts receivable, less
   allowance for doubtful accounts and
   discounts of $18,320 and $14,746 ........        416,962            345,443
                                            ----------------   ----------------

 Inventories -
   Raw materials ...........................        225,541            232,693
   Work-in-process .........................         31,576             25,330
   Finished goods ..........................        301,937            231,189
                                            ----------------   ----------------
 ...........................................        559,054            489,212
                                            ----------------   ----------------
 Other current assets ......................         67,831             36,403
                                            ----------------   ----------------
               TOTAL CURRENT ASSETS ........      1,095,280            902,511
                                            ----------------   ----------------

PROPERTY, PLANT AND EQUIPMENT,
   at cost:
 Land and land improvements ................         28,568             27,173
 Buildings and leasehold improvements ......        293,945            269,715
 Machinery and equipment ...................        967,538            914,126
 Construction in progress ..................         31,747             22,986
                                            ----------------   ----------------
                                                  1,321,798          1,234,000
 Less - Accumulated depreciation and
        amortization .......................      (677,269)          (602,010)
                                            ----------------   ----------------
                                                    644,529            631,990
                                            ----------------   ----------------

GOODWILL, net ..............................        175,940            104,280
                                            ----------------   ----------------
INVESTMENT IN JOINT VENTURE ................         16,795             15,513
                                            ----------------   ----------------
OTHER ASSETS ...............................         12,613              8,489
                                            ----------------   ----------------
               TOTAL ASSETS ................     $1,945,157         $1,662,783
                                            ================   ================

LIABILITIES AND SHAREHOLDERS' INVESTMENT


                                             September 28,      December 30,
                                                 1996               1995
                                            ----------------   ----------------

CURRENT LIABILITIES:
 Notes payable .............................    $    36,588          $       -
 Current maturities of long-term debt ......         17,748              5,305
 Accounts payable ..........................        203,955            114,326
 Accrued liabilities .......................        177,377            141,435
                                            ----------------   ----------------
      TOTAL CURRENT LIABILITIES ............        435,668            261,066
                                            ----------------   ----------------

LONG-TERM DEBT, less current maturities ....        706,527            627,130
                                            ----------------   ----------------
DEFERRED INCOME TAXES ......................         55,064             51,000
                                            ----------------   ----------------
OTHER LIABILITIES ..........................         16,008             13,398
                                            ----------------   ----------------

SHAREHOLDERS' INVESTMENT:
 Common stock, no par, $1.11 stated value,
  authorized 500,000,000 shares; issued and
  outstanding: 137,054,909 at September 28,
  1996 and 135,956,602 shares at December ..        152,132            150,913
  30, 1995
 Paid-in capital ...........................        115,940            101,718
 Cumulative translation adjustment .........          2,159              1,895
 Retained earnings .........................        461,659            455,663
                                            ----------------   ----------------
      TOTAL SHAREHOLDERS' INVESTMENT .......        731,890            710,189
                                            ----------------   ----------------

      TOTAL LIABILITIES AND SHAREHOLDERS'
        INVESTMENT .........................     $1,945,157         $1,662,783
                                            ================   ================




The accompanying notes are an integral part of these consolidated financial statements.

SHAW INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND RETAINED EARNINGS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                              THREE MONTHS       THREE MONTHS
                                                 ENDED              ENDED
                                             September 28,      September 30,
                                                  1996               1995
                                            -----------------  -----------------

NET SALES ..................................        $881,506           $748,364
COSTS AND EXPENSES:
  Cost of sales ............................         673,602            605,648
  Selling, general and administrative ......         154,843             93,304
  Pre-opening expenses, retail operations ..           3,354                  -
  Nonrecurring charges .....................               -              2,607
  Interest expense, net ....................          10,347             10,522
  Other (income) expense, net ..............         (1,003)              (578)
                                            -----------------  -----------------
INCOME BEFORE INCOME TAXES .................          40,363             36,861
PROVISION FOR INCOME TAXES .................          17,049             15,196
                                            -----------------  -----------------
INCOME BEFORE EQUITY IN INCOME OF JOINT
 VENTURE AND MINORITY INTEREST .............          23,314             21,665
EQUITY IN INCOME OF JOINT VENTURE AND
 MINORITY INTEREST .........................             865                240
                                            -----------------  -----------------
NET INCOME .................................         $24,179           $ 21,905
                                            =================  =================

DIVIDENDS PAID PER COMMON SHARE ............        $  0.075           $  0.075
                                            =================  =================

EARNINGS PER COMMON SHARE:
  Primary and fully diluted basis - ........           $0.18              $0.16
                                            =================  =================


RETAINED EARNINGS:
  Beginning of period ......................        $447,753           $434,800
  Add    - net income ......................          24,179             21,905
  Deduct - dividends paid ..................        (10,273)           (10,175)
                                            -----------------  -----------------
  End of period                                     $461,659           $446,530
                                            =================  =================

The accompanying notes are an integral part of these consolidated financial statements.

SHAW INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND RETAINED EARNINGS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                              NINE MONTHS        NINE MONTHS
                                                 ENDED              ENDED
                                             September 28,      September 30,
                                                  1996               1995
                                            -----------------  -----------------

NET SALES ..................................      $2,324,983         $2,163,240
COSTS AND EXPENSES:
  Cost of sales ............................       1,816,626          1,758,928
  Selling, general and administrative ......         372,099            289,787
  Pre-opening expenses, retail operations ..           5,163                  -
  Nonrecurring charges .....................          29,139              8,008
  Interest expense, net ....................          30,046             32,358
  Other (income), net ......................         (3,454)            (1,442)
                                            -----------------  -----------------
INCOME BEFORE INCOME TAXES .................          75,364             75,601
PROVISION FOR INCOME TAXES .................          41,021             31,401
                                            -----------------  -----------------
INCOME BEFORE EQUITY IN INCOME OF JOINT
 VENTURE, MINORITY INTEREST AND CUMULATIVE
 EFFECT OF ACCOUNTING CHANGE ...............          34,343             44,200
EQUITY IN INCOME OF JOINT VENTURE AND
 MINORITY INTEREST .........................           2,351                855
                                            -----------------  -----------------
INCOME BEFORE CUMULATIVE EFFECT OF
 ACCOUNTING CHANGE .........................          36,694             45,055
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET
 OF TAX BENEFIT ............................               -           (12,077)
                                            -----------------  -----------------
NET INCOME .................................         $36,694           $ 32,978
                                            =================  =================

DIVIDENDS PAID PER COMMON SHARE ............        $  0.225           $  0.225
                                            =================  =================

EARNINGS PER COMMON SHARE:
  Primary and fully diluted basis -
    Income before cumulative effect
      of accounting change .................           $0.27              $0.33
    Cumulative effect of accounting change,
      net of tax benefit ...................               -             (0.09)
                                            -----------------  -----------------
    Net income .............................           $0.27              $0.24
                                            =================  =================


RETAINED EARNINGS:
  Beginning of period ......................        $455,663           $444,115
  Add    - net income ......................          36,694             32,978
  Deduct - dividends paid ..................        (30,698)           (30,563)
                                            -----------------  -----------------
  End of period ............................        $461,659           $446,530
                                            =================  =================

The accompanying notes are an integral part of these consolidated financial statements.

SHAW INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS                                        NINE MONTHS     NINE MONTHS
(IN THOUSANDS)                                       ENDED            ENDED
                                                September 28,      September 30,
                                                      1996              1995
                                                 ---------------  --------------
OPERATING ACTIVITIES:
 Net income .....................................        $36,694         $32,978
                                                 ---------------  --------------
 Adjustments  to  reconcile  net  income  to
   net  cash  provided  by  operating
  activities:
   Depreciation and amortization .................        69,454          70,042
   Provision for doubtful accounts ...............         8,154           5,740
   Deferred income taxes .........................         3,782           1,699
   Nonrecurring charges ..........................        29,139               -
   Cumulative effect of accounting change ........             -          12,077
   Other, net ....................................       (7,150)             533
   Changes in operating assets and
    liabilities, net of acquisitions:
        Accounts receivable ......................      (27,366)        (53,557)
        Inventories ..............................       (2,187)        (34,419)
        Other current assets .....................      (24,626)          10,996
        Accounts payable .........................        35,020          29,820
        Accrued liabilities ......................        14,187          44,488
                                                 --------------- ---------------
          Total adjustments ......................        98,407          87,419
                                                 ---------------  --------------
   Net cash provided by operating activities .....       135,101         120,397
                                                 ---------------  --------------
INVESTING ACTIVITIES:
 Additions to property, plant and equipment ......      (61,545)        (53,948)
 Acquisition of businesses, net of cash acquired .      (67,552)        (29,503)
 Investment in joint venture .....................             -         (3,500)
 Deconsolidation of joint venture ................             -         (3,828)
                                                 ---------------  --------------
   Net cash used in investing activities .........     (129,097)        (90,779)
                                                 ---------------  --------------
FINANCING ACTIVITIES:
 Increase in long-term debt ......................        66,649          28,161
 Dividends paid ..................................      (30,698)        (30,563)
 Purchase and retirement of common stock .........      (22,759)        (20,590)
 Proceeds from exercise of stock options .........           784           1,904
                                                 ---------------  --------------
   Net cash provided by (used in)financing
    activities ...................................        13,976        (21,088)
                                                 ---------------  --------------
NET INCREASE IN CASH AND CASH EQUIVALENTS ........        19,980           8,530
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .        31,453          34,365
                                                 ---------------  --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .......       $51,433         $42,895
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

      2.  Inventories

            The Company uses the last-in, first-out (LIFO) method of valuing substantially all of its domestic inventories. If LIFO inventories were valued at current costs, the inventories would have been $4,519,000 lower at September 28, 1996 and $9,992,000 lower at December 30, 1995. The Company's foreign inventories are valued at the lower of first-in, first-out (FIFO) cost or market.

      3.  Acquisitions

            In December 1995, the Company announced a new retail and contract distribution strategy and during the first nine months of 1996 acquired Bell-Mann, Inc., Carpetland USA, Inc., as well as several other retailers and commercial carpet contractors for cash and common stock. In addition, on July 3, 1996, the Company completed the acquisition of New York Carpet World, Inc. for cash of $35.0 million and a promissory note of $35.0 million payable on January 15, 1997. The Company also entered into an earnout agreement which provided for the additional payment of up to $30.0 million which was rescinded on October 31, 1996 and replaced by an agreement which provides for the payment of $24.0 million by June 30, 1999. New York Carpet World, Inc. is headquartered in Southfield, Michigan and is the largest retailer of carpet products in the United States with approximately 200 stores located in 15 states. These acquisitions have been recorded using the purchase method of accounting, and as a result, the acquired operations have been included in the consolidated statements of operations since their acquisition dates. As a result of these acquisitions, goodwill of approximately $94.5 million was recorded and is being amortized over 20 years.

      4.  Accounting Change

            Effective January 1, 1995, the Company changed its method of accounting for sample costs from expensing sample costs that exceed the estimated net realizable value when shipped to expensing that portion of sample costs as they are produced. This change was made in recognition of an increasing number of samples placed with customers that do not result in future sales and to better control the sample order process. The cumulative effect of the change was to decrease 1995 net income by $12,077,000, or $.09 per share, net of income tax benefit.

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

                         SHAW INDUSTRIES, INC. AND SUBSIDIARIES
                    ITEM TWO-MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
GENERAL
      The Company's business, as well as the U.S. carpet industry in general, is cyclical in nature and is significantly affected by general economic conditions. The level of carpet sales tends to reflect fluctuations in consumer spending for durable goods and, to a lesser extent, fluctuations in interest rates and new housing starts. The Company's international operations are also impacted by the economic climates in the markets in which they operate (primarily the United Kingdom, Australia and Mexico).
      In December 1995, the Company announced a new retail and contract distribution strategy and during the first nine months of 1996 acquired Bell-Mann, Inc., Carpetland USA, Inc., as well as several other retailers and commercial carpet contractors for cash and common stock. During the third quarter, the Company opened Shaw Carpet Showplace, Inc. residential retail stores and now has approximately 30 stores open in California and 7 stores open in Pittsburgh, Pennsylvania. In addition, on July 3, 1996, the Company completed the acquisition of New York Carpet World, Inc. for cash of $35.0 million and a promissory note of $35.0 million payable on January 15, 1997. The Company also entered into an earnout agreement which provided for the additional payment of up to $30.0 million which was rescinded on October 31, 1996 and replaced by an agreement which provides for the payment of $24.0 million by June 30, 1999. New York Carpet World, Inc. is headquartered in Southfield, Michigan and is the largest retailer of carpet products in the United States with approximately 200 stores located in 15 states. The Company believes that, by combining the resources of the manufacturer and retailer and developing a contract distribution network, it can provide a full range of products and services to more effectively meet the needs of the end-users of both residential and commercial carpet products at significantly improved margins. These plans are progressing according to the Company's expectations. The Company now has approximately 300 retail and commercial contract locations. In addition, the Company continues its efforts to develop an alignment program with dealers of both residential and commercial carpet products to provide a collection of services, benefits and programs that will encourage dealers to purchase more from the Company. The Company now has approximately 1,200 aligned dealers.

LIQUIDITY AND CAPITAL RESOURCES
      At September 28, 1996, the Company had working capital of $659.6 million, an increase of $18.2 million, or 2.8 percent, over working capital of $641.4 million at December 30, 1995. Cash and cash equivalents increased $19.9 million from $31.5 million at December 30, 1995 to $51.4 million at September 28, 1996. Cash flow provided by operating activities was $135.1 million for the nine months ended September 28, 1996 compared to $120.4 million in 1995. The increase in operating cash flow was primarily due to smaller increases in accounts receivable and inventories combined with a larger increase in accounts payable than in the comparable period of the prior year. In addition, non-cash charges of $29.1 million were recorded in 1996 related to the adoption of SFAS No. 121 and to provide for the disposal of certain other assets at their estimated fair value, compared to non-cash charges of $12.1 million recorded in 1995 to reflect a cumulative effect of an accounting change. Cash used in investing activities for the 1996 period consisted of additions to property, plant and equipment of $61.5 million and acquisitions of businesses of $67.6 million. Cash flow provided by financing activities during 1996 was $14.0 million which includes an increase in long-term debt of $66.7 million offset in part by payments of cash dividends of $30.7 million and stock repurchases of $22.8 million.
      Acquisitions of businesses during the nine month period ended September 28, 1996 resulted in increases in accounts receivable of $52.3 million, inventories of $67.7 million, goodwill of $94.5 million, accounts payable of $54.6 million and accrued liabilities of $21.8 million.
      The Company has continued to maintain a strong working capital position. Effective use of capital and the Company's ability to generate cash flow from operations has enabled it to invest in technologies which reduce production costs, generate operating margins that have historically exceeded industry averages and to be a preeminent force in the carpet industry.
      Capital expenditures for property, plant and equipment necessary to maintain the Company's facilities in a modern state-of-the-art condition were $61.5 million for the first nine months of 1996. Management anticipates total capital expenditures and capitalized lease obligations of approximately $20.0 million during the remainder of 1996 in order to maintain its facilities and to expand and upgrade its manufacturing and distribution equipment to meet anticipated increases in sales volume and to improve efficiency. In addition, management estimates capital expenditures of approximately $5.0 million during the remainder of 1996 related to the continuing development of the retail and contract distribution strategy.

      The Company's primary source of financing is an unsecured revolving credit agreement with a banking syndicate which provides for borrowings of up to $620.0 million and expires in December 1999. Interest on borrowings under this facility is currently based on LIBOR and approximated 6.2 percent at September 28, 1996 after giving effect to two interest rate swap agreements entered into on April 2, 1996 and August 6, 1996 which effectively fixed the interest rates on $100.0 million and $200.0 million of the outstanding borrowings at 6.16 percent and
6.26 percent, respectively. At September 28, 1996, borrowings outstanding under this credit facility were $509.0 million. On September 13, 1996, the Company entered into a multicurrency credit facility with a banking syndicate which provides for borrowings of up to $125.0 million and expires in September 2001. Interest on borrowings under this facility is based on LIBOR and approximated
6.2 percent at September 28, 1996. At September 28, 1996, borrowings outstanding under this credit facility were $121.2 million. The Company also maintains a revolving credit facility in Australia with $64.4 million outstanding at September 28, 1996.
      The Company believes that available borrowings under its existing credit agreements, available cash and internally generated funds will be sufficient to support its working capital, capital expenditures and debt service requirements for the foreseeable future. In addition, the Company believes it could expand its revolving credit and long-term bank facilities, if necessary.

RESULTS OF OPERATIONS
Three Months Ended September 28, 1996 Compared To Three Months Ended September 30, 1995

      Net sales increased $133.1 million, or 17.8 percent, to $881.5 million in the third quarter of 1996. The increase was attributable to residential and commercial retail acquisitions with net sales of $192.0 million, offset in part by slight decreases in domestic and international manufacturing net sales and by intercompany sales to acquired retail businesses which were eliminated in consolidation. Gross margin as a percent of net sales increased to 23.6 percent for the third quarter of 1996, compared to 19.1 percent in 1995. The increase in the gross margin percentage was primarily due to higher margins for retail sales offset in part by slight raw material price increases. Domestic wholesale and manufacturing gross margins increased 1.3 percent, while international wholesale and manufacturing gross margins increased 1.8 percent. These increases were primarily a result of improving manufacturing efficiencies.
      Selling, general and administrative expenses for the third quarter of 1996 were $154.8 million, or 17.6 percent of net sales, compared to $93.3 million, or
12.5 percent of net sales, in the comparable period of 1995. The increase of 5.1 percent as a percent of net sales was primarily due to increased advertising and other selling expenses associated with the Company's continuing retail strategy. Interest expense, net, decreased $0.2 million, or 1.7 percent, as a result of lower average interest rates. The effective income tax rate for the third quarter of 1996 increased to 42.2 percent from 41.2 percent for the third quarter of 1995 primarily as a result of an increase in permanent tax items.

Nine Months Ended September 28, 1996 Compared To Nine Months Ended September 30, 1995

     Net sales increased $161.7 million, or 7.5 percent, to $2,325.0 million in the first nine months of 1996. The increase was a result of improving market conditions combined with residential and commercial retail acquisitions with net sales of $278.0 million, offset in part by slight decreases in domestic and international manufacturing net sales and by intercompany sales to acquired retail businesses which were eliminated in consolidation. Gross margin as a percent of net sales increased to 21.9 percent for the first nine months of 1996, compared to 18.7 percent in 1995. The increase in the gross margin percentage was primarily due to higher margins for retail sales offset in part by slight raw material price increases. Domestic wholesale and manufacturing gross margins increased 1.6 percent, while international wholesale and manufacturing gross margins increased 1.0 percent. These increases were primarily a result of improving manufacturing efficiencies.
      Selling, general and administrative expenses for the first nine months of 1996 were $372.1 million, or 16.0 percent of net sales, compared to $289.8 million, or 13.4 percent of net sales, in the comparable period of 1995. The increase of 2.6 percent as a percent of net sales was primarily due to increased discretionary expenses associated with the pursuit of new business combined with increased advertising and other selling expenses associated with the Company's continuing retail strategy. Interest expense, net, decreased $2.3 million, or
7.1 percent, as a result of lower average interest rates. During the first nine months of 1996, the Company recorded a tax provision of $41.0 million on taxable income of $75.4 million, net of a tax benefit of $2.6 million applicable to nonrecurring charges of $29.1 million. The nonrecurring charges were recorded in the first quarter of 1996 as a result of the adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" to reflect the reduction of the carrying value of certain goodwill and property, plant and equipment at the Company's international operations, and a provision for the disposal of certain other assets at their estimated fair value. Net earnings for the first nine months, before nonrecurring charges, increased 26.5 percent, to $63.2 million, or $.46 per share, from $50.0 million in 1995, or $.37 per share. After reflecting the nonrecurring charges, the Company had net income for the first nine months of 1996 of $36.7 million, or $.27 per share, compared to net income of $33.0 million, or $.24 per share, for the first nine months of 1995.

FOREIGN OPERATIONS
      The Company's primary foreign operations are conducted through its United Kingdom and Australian subsidiaries, where the functional currencies are British pounds and Australian dollars, respectively. Fluctuations in the value of foreign currencies create exposures which can impact the Company's operating results. The Company may employ foreign currency forward exchange contracts when, in the normal course of business, they are determined to effectively manage and reduce such exposure. The Company does not enter into foreign currency forward exchange contracts for speculative trading purposes. No foreign exchange contracts existed at September 28, 1996.

FORWARD-LOOKING INFORMATION
      This report contains various "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which represents the Company's expectations or beliefs concerning future events or financial condition, including expected margins, anticipated capital expenditures and capital lease obligations, liquidity and availability of credit. The Company cautions that a number of important factors could, individually or in the aggregate, cause actual results to differ materially from the expectations and beliefs expressed in the forward-looking statements. Such factors include: trends in consumer spending for durable goods, fluctuations in interest rates, volume of new housing starts, foreign exchange rate fluctuations, cost of raw materials and general economic conditions.

                             PART II - OTHER INFORMATION

ITEM ONE - LEGAL PROCEEDINGS
      From time to time, the Company is subject to claims and suits arising in the course of its business. The Company is a defendant in certain litigation alleging personal injury resulting from personal exposure to volatile organic compounds found in carpet produced by the Company. The complaints seek injunctive relief and unspecified money damages on all claims. The Company has denied any liability. The Company believes that it has meritorious defenses and that the litigation will not have a material adverse effect on the Company's financial condition or results of operations.
      In June 1994, the Company and several other carpet manufacturers received grand jury subpoenas from the Antitrust Division of the United States Department of Justice relating to an investigation of the industry. In December 1995, the Company learned that it was one of six carpet companies named as additional defendants in a pending antitrust suit filed in the United States District Court in Rome, Georgia. The amended complaint alleges price-fixing regarding certain types of carpet products in violation of Section 1 of the Sherman Act. The Company believes that the suit is spurious and without merit, and that once completed, it will not have a material adverse effect on the Company's financial condition or results of operations.
      In February 1996, a jury in Greensboro, North Carolina, returned a verdict against the Company in litigation brought by four former employees of Salem Carpet Mills, acquired by the Company in 1992, alleging age discrimination and sex discrimination in employment decisions made with regard to such employees. The judgement is being appealed by both parties. The Company believes that the litigation will not have a material adverse effect on the Company's financial condition or results of operations.

ITEM TWO - CHANGES IN SECURITIES
            None

ITEM THREE - DEFAULTS UPON SENIOR SECURITIES
            None

ITEM FOUR - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            None

ITEM FIVE - OTHER INFORMATION
            None

ITEM SIX - EXHIBITS AND REPORTS ON FORM 8-K
            (A)  Exhibits
                  10(n)-Credit agreement and Guaranty dated September 13, 1996 between the Registrant (the "Guarantor"), Carpets International (UK) Plc (the "Borrower"), The Banks, Nationsbank, N.A., London Branch (the "Agent") and Nationsbanc Capital Markets International, Limited (the "Arranger"), regarding a $125,000,000 multicurrency revolving credit facility.
                  10(o)-Fifth Amendment to Credit Agreement between Registrant and Nationsbank of Georgia, National Association dated September 13, 1996.
                  11     - Statement re:  Computation of Per Share Earnings
                  27     - Financial Data Schedule


            (B) No reports on Form 8-K have been filed during the fiscal quarter ended September 28, 1996.

                                      SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                    SHAW INDUSTRIES, INC.

                                                   (The Registrant)


DATE: November 12, 1996               /s/ Robert E. Shaw
--------------------------            -------------------
                                      Robert E. Shaw
                                      Chairman of the Board and Chief Executive
                                      Officer


DATE: November 12, 1996               /s/ Kenneth G. Jackson
------------------------------        ----------------------
                                      Kenneth G. Jackson
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)