Form 10-K
period 1996-12-28
SHAW INDUSTRIES INC
filed 1997-03-28
CIK 89498

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
     |x|ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 28, 1996
                                       OR

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filled by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days. Yes x No_____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price on The New York Stock Exchange on March 14, 1997 was: $1,053,474,929

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

       Title of Each Class                 Outstanding at March 14, 1997
 Common Stock, No Par Value                  133,248,201     Shares

     DOCUMENTS INCORPORATED BY REFERENCE
1996 Annual Report to Shareholders --- Part II.
Definitive Proxy Statement for the 1997 Annual Meeting of Shareholders on April 24, 1997 --- Part III.

                                     PART I

Item I. Business

     Shaw Industries, Inc. ("Shaw" or the "Company") is the world's largest carpet manufacturer based on both revenue and volume of production. Shaw designs and manufactures approximately 2,500 styles of tufted and woven carpet for residential and commercial use under the PHILADELPHIA, TRUSTMARK, CABIN CRAFTS, SHAW COMMERCIAL CARPETS, STRATTON, NETWORX, SHAWMARK, EVANS BLACK, SALEM, SUTTON, KOSSET, CROSSLEY, ABINGDON, REDBOOK, MINSTER and INVICTA trade names and under certain private labels. The Company's manufacturing operations are fully integrated from the processing of yarns through the finishing of carpet. The Company's carpet is sold in a broad range of prices, patterns, colors and textures with the majority of its sales in the medium to high retail price range. Shaw sells its wholesale products to retailers, distributors and commercial users throughout the United States, Canada, Mexico, Australia and the United Kingdom; through its own residential retail and commercial contract distribution channels to various residential and commercial and end users in the United States; and to a lesser degree, exports to additional overseas markets.

     On May 31, 1994, the Company formed a joint venture (the "Terza Joint Venture") with Grupo Industrial Alfa, S.A. de C.V. of Monterrey, Mexico, for the manufacture, distribution and marketing of carpets, rugs and related products primarily in Mexico and South America. The Company originally acquired a 51 percent interest in the Terza Joint Venture for $14,050,000 and, accordingly, the joint venture's financial statements were consolidated with the Company's financial statements at December 31, 1994. Effective January 1, 1995, the Company sold a 2 percent interest in the Terza Joint Venture for $550,000 reducing its interest to 49 percent. As a result, the Company's investment in the Terza Joint Venture is being accounted for using the equity method. The deconsolidation of the Terza Joint Venture had an insignificant effect on the Company's consolidated total assets and net sales as of and for the year ended December 30, 1995.

     On January 9, 1995, the Company acquired through its wholly owned subsidiary, Carpets International (U.K.) Plc, substantially all the operating assets of the Carpets Division of Coats Viyella Plc for approximately $29,503,000. The acquisition was accounted for as a purchase and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on management's estimate of their fair values as of the acquisition date.

     In December 1995, the Company announced a new retail and contract distribution strategy to acquire several companies which own and franchise residential floorcovering centers throughout the United States, as well as several commercial carpet contractors. During 1996, the Company acquired several residential retail and commercial contractors including Bell-Mann, Inc., Carpetland USA, Inc., New York Carpet World, Inc. and several others. In addition, the Company opened 57 Shaw Carpet Showplace residential retail stores in California and Pennsylvania and 3 CarpetSmart retail stores in New York. Net sales for the Company's retail and commercial contract business totaled $498.6 million in 1996 and at December 28, 1996, the Company has approximately 350 retail and commercial contract locations throughout the United States.

     The Company believes that, by combining the resources of the manufacturer and retailer and developing a contract distribution network, it can provide a full range of products and services to more effectively meet the needs of the end-users of both residential and commercial carpet products at significantly improved margins. As part of this strategy, the Company continues its efforts to develop an alignment program with dealers of both residential and commercial carpet products to provide a collection of services, benefits and programs that will encourage dealers to purchase more from the Company. At December 28, 1996, the Company has approximately 1400 aligned dealers.

     The Company, based upon its international expansion which began in 1993 and continued into 1995, is now positioned to supply the Australian, Pacific Rim and European markets with high quality products. For 1996, 1995 and 1994, international operations accounted for 10.5, 12.6 and 10.4 percent, respectively, of the Company's net sales. As a result of its foreign expansion, the Company has limited exposure to fluctuations in foreign currency exchange rates on its intercompany payables. The Company may employ foreign exchange contracts when, in the normal course of business, they are determined to effectively manage and reduce such exposure. Geographical information about the Company's sales, operating profit and identifiable assets is incorporated by reference to page 20 of Exhibit 13 to this report.

Products and Marketing

     Substantially all carpet manufactured by the Company is tufted carpet made from nylon, polypropylene yarn and wool. In the tufting process, yarn is inserted by multiple needles into a synthetic backing, forming loops which may be cut or left uncut, depending on the desired texture or construction. According to industry estimates, tufted carpet accounted for 91.6% of unit volume shipments of carpet manufactured in the United States during 1996. Substantially all carpet manufactured in the United States is made from synthetic fibers, with nylon accounting for 62.3% of the total, polypropylene 31.5%, polyester 5.8% and wool 0.4%. During 1996, the Company processed approximately 96% of its requirements for carpet yarn in its own yarn processing facilities.

     The Company believes that its significant investment in modern, state-of-the-art equipment has been an important factor in achieving and maintaining its leadership position in the marketplace. During the past five fiscal years, the Company has invested approximately $824 million (including acquisitions) in property additions. The Company continually seeks opportunities for increasing its sales volume and market share. For example, the Company continues to expand its product lines of carpet manufactured from polypropylene fiber, including fibers produced by the Company's own extrusion equipment. The Company also has a manufacturing facility for the production of carpet tiles for the commercial market which is currently being expanded to facilitate the Company's growing demand for its tile products.

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

Sales and Distribution

     The Company's wholesale products are marketed domestically by approximately 960 salaried sales personnel in its various marketing divisions directly to retailers and distributors and to large national accounts through the Company's National Accounts Division. The Company's ten (10) regional warehouse facilities and eight (8) redistribution centers, along with its centralized management information system, enable it to provide prompt delivery of its products to both its retail customers and wholesale distributors. The Company's substantial investment in management information systems permits efficient production scheduling and control of inventory levels.

     The Company sells its wholesale products to approximately 39,660 retailers, distributors and national accounts located throughout the United States, Australia, Mexico, the United Kingdom and Canada. Retailers and national accounts, on a combined basis, accounted for approximately 75.4% of the Company's carpet sales for 1996. Shaw also sells to approximately 80 wholesale distributors. Approximately 9.0% of the Company's carpet sales in 1996 were to distributors. Sales of Shaw products in foreign markets, including the sales of foreign subsidiaries, accounted for approximately 10.5% of total sales in 1996. No single customer accounted for more than 2% of the Company's sales during 1996.

     The Company's retail and commercial contract business accounted for 15.6% of the Company's total sales for 1996 and was substantially sold through those businesses acquired by the Company in 1996.

Competition

     The carpet industry is highly competitive with more than 200 companies engaged in the manufacture and sale of carpet in the United States. Carpet manufacturers also face competition from the hard surface floorcovering industry. According to industry estimates, carpet accounts for approximately 75% of the total United States production of all flooring types. The principal methods of competition within the carpet industry are quality, style, price and service. The Company believes its strategically located regional warehouse facilities and redistribution centers, together with its retail and contract distribution network, provide a competitive advantage by enabling it to supply carpet on a timely basis to customers. The Company's long-standing practice in investing in modern, state-of-the-art equipment contributes significantly to its ability to compete effectively on the basis of quality, style and price.

Raw Materials

     The principal raw materials used by the Company are nylon fiber and filament, and synthetic backing; additional raw materials include polyester, polypropylene and wool fibers and filaments, jute, latex and dye. During 1996, the Company experienced no significant shortages of raw materials.

Employees

     At December 28, 1996, the Company had approximately 29,800 full-time employees. In the opinion of management, employee relations are good. Employees are involved in the Quality Improvement Process, which began in 1985 as a program designed to improve the Company's products and services through education and training. A small number of the Company's retail and commercial contractor employees in the United States are represented by unions. Certain employees of foreign subsidiaries are represented by unions.

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

     The Company continued its commitment to the environment during 1996. Because of this commitment to finding new ways of using mill waste, the Company is agressively pursuing an environmentally friendly use for all of its waste products. For example, future possibilities for use of fiber reinforced concrete include road and bridge construction, military applications, building foundations, tile, brick and concrete blocks.

Patents, Trademarks, etc.

     Patent protection has not been significant to the Company's business, although the Company does hold several patents covering machinery used in a specific carpet coloring process.

Item 2. Properties

The Company's executive offices are located in Dalton, Georgia. At December 28, 1996, the Company operated additional facilities as follows:

Domestic Facilities (wholesale)
Alabama                       Redistribution, yarn spinning and yarn extrusion
Michigan                      Redistribution
Missouri                      Redistribution
Florida                       Redistribution
North Carolina                Redistribution, primary backing manufacturing
Ohio                          Redistribution
Pennsylvania                  Redistribution
Virginia                      Redistribution


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

Tennessee                     Carpet manufacturing, yarn spinning

Domestic Facilities   (retail - number of locations in parenthesis)

California                    Retail stores, warehousing, administrative (59)
Colorado                      Warehousing, administrative (1)
Connecticut                   Retail stores (7)
Florida                       Retail stores, warehousing, administrative (36)
Georgia                       Retail stores, warehousing, administrative (6)
Idaho                         Retail stores (3)
Illinois                      Retail stores, warehousing, administrative (44)
Indiana                       Retail stores, administrative (19)
Iowa                          Retail stores (9)
Kansas                        Retail stores (9)
Maryland                      Retail stores, warehousing, administrative (6)
Massachusetts                 Retail stores, warehousing, administrative (10)
Michigan                      Retail stores, warehousing, administrative (56)
Minnesota                     Retail stores, warehousing, administrative (4)
Missouri                      Retail stores, warehousing, administrative (14)
Montana                       Retail stores (1)
New Hampshire                 Retail stores (2)
New Jersey                    Administrative (1)
New Mexico                    Retail stores (4)
New York                      Retail stores, warehousing, administrative (6)
North Carolina                Retail stores (22)
Ohio                          Retail stores, warehousing, administrative (10)
Pennsylvania                  Retail stores (8)
Rhode Island                  Retail stores (2)
South Carolina                Retail Stores (9)
South Dakota                  Retail stores (1)
Tennessee                     Retail stores (2)
Texas                         Warehousing, administrative (2)
Virginia                      Retail stores, warehousing, administrative (18)
Washington                    Retail stores, warehousing, administrative (5)

Foreign Facilities   (facilities are located in or near the areas listed)
Bradford, England             Tufting, coating, yarn processing, distribution
                              and administrative offices

Gwent, Wales                  Yarn extrusion, yarn processing

Victoria, Australia           Yarn extrusion, yarn processing, tufting, dyeing,
                              coating, distribution and administrative  offices

Donaghadee, N. Ireland        Tufting, dyeing and finishing

     During 1996, the wool spinning facilities and Axminister carpet production in the United Kingdom were closed and are being phased out. The Company maintains leased warehouses and customer service facilities in or near Dallas; Los Angeles (2); Seattle; San Francisco; Chicago; Minneapolis; Boston; and Cranbury, New Jersey. Each leased warehouse facility includes a sales showroom. Substantially all of the Company's retail facilities are leased. The Company believes that current facilities are adequately insured and well maintained, substantially used and provide adequate production capacity for current and anticipated future operations.

Item 3. Legal Proceedings

     The Company is a party to several lawsuits incidental to its various activities and incurred in the ordinary course of business. The Company believes that it has meritorious claims and defenses in each case. After consultation with counsel, it is the opinion of management that, although there can be no assurance given, none of the associated claims, when resolved, will have a material adverse effect upon the Company.

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

     The Company is subject to a variety of environmental regulations relating to the use storage, discharge and disposal of hazardous materials used in its manufacturing processes. Failure by the Company to comply with present and future regulations could subject it to future liabilities. In addition, such regulations could require the Company to acquire costly equipment to incur other significant expenses to comply with environmental regulations. The Company is not involved in any material environmental proceedings.

     At the end of fiscal year 1996, there were no other pending legal proceedings to which the Company was a party or to which any of its property was subject which, in the opinion of management, were likely to have a material adverse effect on the Company's business, financial condition or results of operations.

Item 4. Submission of Matters to Vote of Security Holders

       Not applicable.

Item 4(A). Executive Officers of the Registrant

                              Officer
Name                    Age    Since    Position

Robert E. Shaw          65     1967     Chairman, Chief Executive Officer and Director

W. Norris Little        65     1978     President and Chief Operating Officer and Director

William C. Lusk, Jr     61     1971     Senior Vice President, Treasurer and Director

Vance D. Bell           45     1983     Vice President, Marketing

Kenneth G. Jackson      39     1996     Vice President and Chief Financial Officer

Carl P. Rollins         53     1991     Vice President, Administration

Bennie M. Laughter      45     1986     Vice President, Secretary and General Counsel

Douglas H. Hoskins      62     1978     Controller


     Officers of the Company are elected annually by the Board of Directors. All of the executive officers of the Company except for Mr. Jackson and Mr. Rollins have served as executive officers for the Company for more than the past five years.

     Mr. Jackson joined the Company in February 1996. Prior to February 1996, Mr. Jackson had been a partner with Arthur Andersen LLP in Atlanta, Georgia.

                                     PART II
Item 5. Market for the Registrant's Common Stock and Related Shareholder Matters

     The high and low sales prices for the Company's common stock as reported by the New York Stock Exchange and the amount of dividends paid by quarter for the last two fiscal years are set forth on page 24 of Exhibit 13.

     Reference is made to Note 2 of Notes to Consolidated Financial Statements on page 12 of Exhibit 13 for information concerning restrictions on the payment of cash dividends.

     At March 7, 1997, there were 4,253 holders of record of the Company's common stock.

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

Item 9. Disagreements on Accounting and Financial Disclosure

     None.

                                    PART III
Item 10. Directors and Executive Officers of the Registrant

     Information concerning directors is incorporated by reference to "Election of Class of Directors" on pages 3 - 6 of the Proxy Statement for the 1997 Annual Meeting of Shareholders. Reference is also made to Item 4(A) of Part I of this report, "Executive Officers of the Registrant," which information is incorporated herein.

Item 11. Executive Compensation

     This information is incorporated by reference to "Executive Compensation" on pages 3 - 5 of the Proxy Statement for the 1997 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     This  information  is  incorporated  by  reference  to  "Voting  Rights and
Principal Shareholders" and "Election of Directors" on pages 2 and 3-4 respectively, of the Proxy Statement for the 1997 Annual Meeting of Shareholders.

                                     PART IV
Item 13. Certain Relationships and Related Transactions

     This information is incorporated by reference to "Certain Relationships" on page 4 of the Proxy Statement for the 1997 Annual Meeting of Shareholders.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)    The following documents are filed as part of this report:

1.  Financial Statements

     Exhibit 13, a copy of which is filed with this Form 10-K, contains the balance sheets as of December 28, 1996 and December 30, 1995, the related statements of income, shareholders' investment and cash flows for each of the three years in the period ended December 28, 1996, and the related report of Arthur Andersen LLP. These financial statements and the report of Arthur
Andersen LLP are incorporated herein by reference. The financial statements incorporated by reference include the following:

     Balance Sheets -- December 28, 1996 and December 30, 1995

     Statements of Income for the years ended December 28, 1996, December 30, 1995 and December 31, 1994.

     Statements of Shareholders' Investment for the years ended December 28, 1996, December 30, 1995 and December 31, 1994.

     Statements of Cash Flows for the years ended December 28, 1996, December 30, 1995 and December 31, 1994.


2.  Financial Statement Schedules

     Report of Independent Public Accountants on Financial Statement Schedule

     Schedule II - Valuation and Qualifying Accounts for the Years Ended December 28, 1996, December 30, 1995 and December 31, 1994.

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

4(b) Restated Articles of Incorporation, filed as Exhibit 3(a), and the Bylaws of Registrant, filed as Exhibit 3(b), are incorporated herein by reference.

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

10(c), 10(d), 10(e) and 10(f) Reserved

10(g)Credit   Agreement  dated  November  30,  1994,   between   Registrant  and
     Nationsbank of Georgia, National Association, regarding a $600,000,000 revolving credit facility. [Incorporated herein by reference to the Registrant's December 31, 1994 Form 10-K filed with the Securities and Exchange Commission (File No. 1-6853).]

10(h)* 1987 Incentive Stock Option Plan of the Registrant. [Incorporated herein by reference to Exhibit A to Registrant's 1987 Proxy Statement, dated September 22, 1987 (File No. 1-6853).]

10(i) Reserved

10(j)* 1989 Discounted Stock Option Plan of the Registrant. [Incorporated herein by reference to Exhibit A to Registrant's 1989 Proxy Statement, dated September 21, 1989 (File No. 1-6853).]

10(k)* 1992 Incentive Stock Option Plan of the Registrant. [Incorporated herein by reference to Exhibit A to Registrant's 1992 Proxy (File No. 1-6853).] Statement, dated September 18, 1992 (File No.1-6853).]

11 Computation of Earnings per Share for the fiscal years ended December 28, 1996, December 30, 1995 and December 31, 1994.

13   Items   Incorporated   by  Reference   from  the  1996  Annual   Report  to
     Shareholders.

21   List of Subsidiaries.

23   Consent of independent public accountants.

27   Financial Data Schedule.

     *Compensatory plan or management contract required to be filed as an exhibit to Item 14 (c) of Form 10-K.

     Shareholders may obtain copies of Exhibits without charge upon written request to the Corporate Secretary, Shaw Industries, Inc., Mail drop 061-18, P.O. Drawer 2128, Dalton, Georgia 30722-2128.

(b)  No reports on Form 8-K were filed during the last quarter of fiscal 1996.

     SIGNATURES Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SHAW INDUSTRIES, INC.

Date:  March 26, 1997                     By:/s/ ROBERT E. SHAW
                                          ------------------
                                          Robert E. Shaw
                                          Chairman, Chief Executive Officer
                                          and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  March 26, 1997                     /s/ ROBERT E. SHAW
                                          ------------------
                                          Robert E. Shaw
                                          Chairman, Chief Executive Officer
                                          and Director
                                          (Principal Executive Officer)

Date:  March 26, 1997                     /s/ KENNETH G. JACKSON
                                          ----------------------
                                          Kenneth G. Jackson
                                          Vice President and Chief Financial
                                          Officer
                                          (Principal Financial and Accounting
                                          Officer)

Date:  March 26, 1997                     /s/ J. C. SHAW
                                          --------------
                                          J.C. Shaw
                                          Chairman Emeritus and Director

Date:  March 26, 1997                     /s/ W. NORRIS LITTLE
                                          --------------------
                                          W. Norris Little
                                          President and Chief Operating Officer
                                          and Director

Date:  March 26, 1997                     /s/ WILLIAM C. LUSK, JR.
                                          William C. Lusk, Jr.
                                          Sr. Vice President, Treasurer and
                                          Director

Date:  March 26, 1997                     /s/ ROBERT R. HARLIN
                                          --------------------
                                          Robert R. Harlin
                                          Director

Date:  March 26, 1997                     /s/ THOMAS G. COUSINS
                                          ---------------------
                                          Thomas G. Cousins
                                          Director

Date:  March 26, 1997                     /s/ TUCKER GRIGG
                                          ----------------
                                          S. Tucker Grigg
                                          Director

Date:  March 26, 1997                     /s/ CLIFFORD M. KIRTLAND, JR.
                                          Clifford M. Kirtland, Jr.
                                          Director

Date:  March 26, 1997                     /s/ J. HICKS LANIER
                                          -------------------
                                          J. Hicks Lanier
                                          Director

Date:  March 26, 1997                     /s/ R. JULIAN McCAMY
                                          --------------------
                                          R. Julian McCamy
                                          Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE



To the Shareholders of
Shaw Industries, Inc.:

We have audited in accordance with generally accepted auditing standards the financial statements of SHAW INDUSTRIES, INC. included in the Annual Report to Shareholders incorporated by reference in this Form 10-K and have issued our report thereon dated February 21, 1997. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 21, 1997

                                                                     SCHEDULE II
                              SHAW INDUSTRIES, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

 FOR THE YEARS ENDED DECEMBER 28, 1996, DECEMBER 30, 1995 AND DECEMBER 31, 1994

$ in thousands
                                                                        Additions
                                                 Balance at             Charged to
                                                 Beginning              Costs and                                    Balance at
                                                  of Year                Expenses            Deductions             End of Year
                                             -------------------    -------------------   ------------------     -------------------

YEAR ENDED DECEMBER 31, 1994:
     Allowance for doubtful accounts and
     discounts                             $             13,051   $            112,978  $           108,104    $             17,925
                                             ===================    ===================   ==================     ===================

YEAR ENDED DECEMBER 30, 1995:
     Allowance for doubtful accounts and
     discounts                             $             17,925   $            110,541  $           113,720 *  $             14,746
                                             ===================    ===================   ==================     ===================

YEAR ENDED DECEMBER 28, 1996:
     Allowance for doubtful accounts and
     discounts                             $             14,746   $            108,610  $           106,689    $             16,667
                                             ===================    ===================   ==================     ===================


*  Deductions  for  December  30,  1995  include   $1,018,000   related  to  the
deconsolidation of the Terza Joint Venture.