Form 10-Q
period 1997-03-29
SHAW INDUSTRIES INC
filed 1997-05-13
CIK 89498

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------


                                    FORM 10-Q


(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 29, 1997
                               -------------------

                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________________to_________________________


                          Commission file number 1-6853

                              SHAW INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

         GEORGIA                                                58-1032521
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


     616 E. WALNUT AVENUE, DALTON, GEORGIA                               30720
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area
code     (706) 278-3812

                                            NOT APPLICABLE
--------------------------------------------------------------------------------
     Former name, former address and former fiscal year, if changed since last report.

         Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No ______.

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: May 3, 1997 - 133,829,774 shares

                              SHAW INDUSTRIES, INC.
                                    FORM 10-Q
                                      INDEX






PART I - FINANCIAL INFORMATION                                      PAGE NUMBERS
         ---------------------                                      ------------

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets - March 29, 1997
                  and December 28, 1996 ................................... 3-4

                  Condensed Consolidated Statements of Income and Retained Earnings - For the Three Months Ended
                           March 29, 1997 and  March 30, 1996 ............. 5

                  Condensed Consolidated Statements of Cash Flows -
                           For the Three Months Ended March 29, 1997
                           and March 30, 1996 ............................. 6

                  Notes to Condensed Consolidated Financial Statements .... 7-8

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of Operations ........ 9-10

PART II - OTHER INFORMATION ............................................... 11


SIGNATURES ................................................................ 12

PART 1 - ITEM ONE - FINANCIAL INFORMATION
SHAW INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)




ASSETS                                              March 29,       December 28,
                                                      1997             1996
                                                   -----------      -----------
                                                   (UNAUDITED)
CURRENT ASSETS:
 Cash and cash equivalents ...................     $    19,290      $    49,581
                                                   -----------      -----------
 Accounts receivable, less
   allowance for doubtful accounts and
   discounts of $18,635 and $16,667 ..........         414,879          393,983
                                                   -----------      -----------

 Inventories -
   Raw materials .............................         277,655          251,262
   Work-in-process ...........................          27,459           26,070
   Finished goods ............................         303,867          279,453
                                                   -----------      -----------
                                                       608,981          556,785
                                                   -----------      -----------
 Other current assets ........................          79,214           81,056
                                                   -----------      -----------
               TOTAL CURRENT ASSETS ..........       1,122,364        1,081,405
                                                   -----------      -----------

PROPERTY, PLANT AND EQUIPMENT,
   at cost:
 Land and land improvements ..................          29,606           29,584
 Buildings and leasehold improvements ........         297,570          293,072
 Machinery and equipment .....................         993,451          969,601
 Construction in progress ....................          50,902           45,289
                                                   -----------      -----------
                                                     1,371,529        1,337,546
 Less - Accumulated depreciation and
        amortization .........................        (702,805)        (682,405)
                                                   -----------      -----------
                                                       668,724          655,141
                                                   -----------      -----------

GOODWILL, net ................................         244,360          212,398
                                                   -----------      -----------
INVESTMENT IN JOINT VENTURE ..................          17,996           18,302
                                                   -----------      -----------
OTHER ASSETS .................................          16,204           17,152
                                                   -----------      -----------
               TOTAL ASSETS ..................     $ 2,069,648      $ 1,984,398
                                                   ===========      ===========

LIABILITIES AND SHAREHOLDERS' INVESTMENT


                                                    March 29,       December 28,
                                                      1997              1996
                                                   -----------      -----------
                                                   (UNAUDITED)
CURRENT LIABILITIES:
 Notes payable ...............................     $       788      $    35,084
 Current maturities of long-term debt ........          17,043           17,431
 Accounts payable ............................         218,521          195,347
 Accrued liabilities .........................         160,497          163,199
                                                   -----------      -----------
      TOTAL CURRENT LIABILITIES ..............         396,849          411,061
                                                   -----------      -----------

LONG-TERM DEBT, less current maturities ......         915,796          825,280
                                                   -----------      -----------
DEFERRED INCOME TAXES ........................          64,689           63,453
                                                   -----------      -----------
OTHER LIABILITIES ............................          12,953           12,893
                                                   -----------      -----------

SHAREHOLDERS' INVESTMENT:
 Common stock, no par, $1.11 stated value,
  authorized 500,000,000 shares; issued and
  outstanding: 133,254,601 shares at March
  29, 1997 and 132,772,548 shares at
  December 28, 1996 ..........................         147,914          147,379
 Paid-in capital .............................          78,070           72,335
 Cumulative translation adjustment ...........           3,673            3,058
 Retained earnings ...........................         449,704          448,939
                                                   -----------      -----------
      TOTAL SHAREHOLDERS' INVESTMENT .........         679,361          671,711
                                                   -----------      -----------

      TOTAL LIABILITIES AND SHAREHOLDERS'
        INVESTMENT ...........................     $ 2,069,648      $ 1,984,398
                                                   ===========      ===========




The accompanying notes are an integral part of these consolidated financial statements.



SHAW INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
                                                         THREE MONTHS     THREE MONTHS
                                                             ENDED            ENDED
                                                        March 29, 1997   March 30, 1996
                                                        --------------   --------------

NET SALES ............................................     $ 808,653      $ 657,856
COSTS AND EXPENSES:
  Cost of sales ......................................       608,563        527,936
  Selling, general and administrative ................       167,397        103,857
  Pre-opening expenses, retail operations ............         1,760            158
  Nonrecurring charges ...............................          --           29,139
  Interest expense, net ..............................        13,728          9,566
  Other (income), net ................................          (484)          (563)
                                                           ---------      ---------
INCOME (LOSS) BEFORE INCOME TAXES ....................        17,689        (12,237)
PROVISION FOR INCOME TAXES ...........................         7,624          4,276
                                                           ---------      ---------
INCOME (LOSS) BEFORE EQUITY IN INCOME OF JOINT VENTURE        10,065        (16,513)
EQUITY IN INCOME OF JOINT VENTURE ....................           683            929
                                                           =========      =========
NET INCOME (LOSS) ....................................     $  10,748      $ (15,584)
                                                           =========      =========

DIVIDENDS PAID PER COMMON SHARE ......................     $   0.075      $   0.075
                                                           =========      =========

EARNINGS PER COMMON SHARE:
  Primary and fully diluted basis - ..................     $    0.08      $   (0.11)
                                                           =========      =========


RETAINED EARNINGS:
  Beginning of period ................................     $ 448,939      $ 455,663
  Add (Deduct) - net income (loss) ...................        10,748        (15,584)
  Deduct - dividends paid ............................        (9,983)       (10,246)
                                                           ---------      ---------
  End of period ......................................     $ 449,704      $ 429,833
                                                           =========      =========

The accompanying notes are an integral part of these consolidated financial statements.


SHAW INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS                                                                       THREE MONTHS     THREE MONTHS
(UNAUDITED AND IN THOUSANDS)                                                         ENDED            ENDED
                                                                                March 29, 1997   March 30, 1996
                                                                                --------------   --------------
OPERATING ACTIVITIES:
 Net income (loss) .............................................................     $ 10,748      $(15,584)
                                                                                     --------      --------
 Adjustments  to reconcile  net income  (loss) to net cash provided by operating activities:
   Depreciation and amortization ...............................................       23,727        21,586
   Provision for doubtful accounts .............................................        2,033         1,797
   Deferred income taxes .......................................................         (930)          (92)
   Nonrecurring charges ........................................................         --          29,139
   Other, net ..................................................................      (14,529)       (8,368)
   Changes in operating assets and
   liabilities, net of acquisitions:
        Accounts receivable ....................................................       (7,470)       (1,994)
        Inventories ............................................................      (40,585)       (7,016)
        Other current assets ...................................................        2,951           659
        Accounts payable .......................................................       11,061        33,483
        Accrued liabilities ....................................................       (4,117)        6,040
                                                                                     --------      --------
          Total adjustments ....................................................      (27,859)       75,234
                                                                                     --------      --------
   Net cash (used) provided by operating
    activities .................................................................      (17,111)       59,650
                                                                                     --------      --------
INVESTING ACTIVITIES:
 Additions to property, plant and equipment ....................................      (24,866)      (20,776)
 Acquisitions of business assets ...............................................      (28,026)      (32,643)
                                                                                     --------      --------
   Net cash used in investing activities .......................................      (52,892)      (53,419)
                                                                                     --------      --------
FINANCING ACTIVITIES:
 Decrease in notes payable .....................................................      (38,605)         --
 Increase in long-term debt ....................................................       88,147        28,061
 Dividends paid ................................................................       (9,983)      (10,246)
 Purchase and retirement of common stock .......................................         --         (21,698)
 Proceeds from exercise of stock options .......................................          153           304
                                                                                     --------      --------
   Net cash provided (used)by financing
     activities ................................................................       39,712        (3,579)
                                                                                     --------      --------
NET INCREASE IN CASH AND CASH EQUIVALENTS ......................................      (30,291)        2,652
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD ....................................................................       49,581        31,453
                                                                                     ========      ========
CASH AND CASH EQUIVALENTS AT END OF PERIOD .....................................     $ 19,290      $ 34,105
                                                                                     ========      ========




The accompanying notes are an integral part of these consolidated financial statements.

                     SHAW INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
         ---------------------------------------------------------------

1. Basis of Presentation
     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's 1996 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position, results of operations and cash flows at the dates and for the periods presented. Interim results of operations are not necessarily indicative of the results to be expected for a full year. Certain prior period amounts have been reclassified to conform with the current period presentation.

2. Inventories
     The Company uses the last-in, first-out (LIFO) method of valuing substantially all of its domestic inventories. If LIFO inventories were valued at current costs, the inventories would have been $789,000 and $1,643,000 lower at March 29, 1997 and December 28, 1996, respectively. The Company's foreign inventories and certain of its finished goods inventories, representing 25.5 percent of total inventories, are valued at the lower of first-in, first-out
(FIFO) cost or market.

3. Long-term Debt
     In March 1997, the Company completed a new domestic revolving credit facility which provides for borrowings of up to $900,000,000 and expires in March 2002. The borrowings bear interest at variable rates equal to the London Interbank Offered Rate (LIBOR) plus margins ranging from 0.150 percent to 0.475 percent, depending on the Company's consolidated funded debt to earnings ratios, as defined. Fees associated with the domestic revolving credit agreement include a facility fee on the committed amount ranging from 0.10 percent 0.15 percent. The LIBOR-based rate at March 29, 1997 was 6.16 percent and borrowings outstanding under this new facility totaled $698,000,000.

4. Acquisitions
     During the quarter ended March 29, 1997, the Company acquired G & S Investments, Inc. and affiliates collectively doing business as the Carpet
Exchange; Walters Carpet One; Sun Control Tile, Co., doing business as Baker Bros.; and several other residential retailers and commercial contractors for cash and common stock totaling $38.2 million and resulting in goodwill of $27.8 million as part of its continuing retail acquisition strategy which commenced in December 1995.

5. Long-Lived Asset and Goodwill Impairment
     The Financial Accounting Standards Board issued SFAS NO. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which establishes, among other things, accounting standards for the impairment of long-lived assets and certain identifiable intangibles. The Company adopted the new standard effective December 31, 1995 and in connection with management's review of the Company's international operations in March 1996, management determined that certain of its international production equipment would not provide sufficient cash flows to recover the carrying value of such equipment and related goodwill. As a result, the Company recorded nonrecurring charges of $29,139,000 ($26,519,000, net of tax benefit, or $.19 per share) in March 1996 for the reduction of the carrying value of certain goodwill and property, plant and equipment at its international operations related to the adoption and a provision for the disposal of other assets.

6. Transfers and Servicing of Financial Assets and Extinguishment of Liabilities In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and
Servicing of Financial Assets and Extinguishment of Liabilities". SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is applied prospectively. The Company anticipates that the adoption of this statement will not have a material effect on the financial statements.

7. Earnings Per Share
     In February 1997, the FASB issued SFAS No. 128, " Earnings Per Share" which specifies the computation, presentation and disclosure requirements for earnings per share. The Company will be required to adopt SFAS No. 128 in the fourth quarter of 1997. All prior period earnings per share data will be restated to conform with the provision of SFAS No. 128. Based on a preliminary evaluation of this Standards' requirements, the Company does not expect the per share amounts reported under SFAS No. 128 to be materially different from those calculated and presented under Accounting Principles Board Opinion No. 15.

                     SHAW INDUSTRIES, INC. AND SUBSIDIARIES
                ITEM TWO-MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
GENERAL

     The Company's business, as well as the U.S. carpet industry in general, is cyclical in nature and is significantly affected by general economic conditions. The level of domestic carpet sales tends to reflect fluctuations in consumer spending for durable goods and, to a lesser extent, fluctuations in interest rates and new housing starts. The Company's international operations are also impacted by the economic climates in the markets in which they operate (primarily the United Kingdom, Australia and Mexico). Sales prices and demand for the Company's domestic wholesale manufacturing business declined slightly in 1996 with the decision in December 1995 to enter the residential retail and commercial contractor business, while margins improved. During the first quarter of 1997, demand for the Company's domestic wholesale manufacturing business improved over that of the first quarter of 1996, while sales prices were comparable and margins improved. International markets were weak in 1996 and the first quarter of 1997, but margins improved substantially in the first quarter of 1997 over the first quarter of 1996 as a result of recording restructuring costs of $36.1 million ($24.2 million, net of tax benefit) in December 1996 related to the Company's decision to exit the woolen carpet business in the United Kingdom.

     During the first quarter of 1997, the Company continued to implement its retail acquisition strategy by acquiring several residential retailers and commercial contractors for cash and common stock totaling $38.2 million and resulting in goodwill of $27.8 million which is being amortized over 20 years. Net sales for the Company's residential retail and commercial contractor business totaled $197.9 million for the quarter ended March 29, 1997 compared to $22.8 million for the quarter ended March 30, 1996. At March 29, 1997 the Company has 411 residential retail and commercial contractor locations throughout the United States. The Company believes that by combining the resources of the manufacturer and retailer and developing a commercial contract distribution network, it can provide a full range of products and services to more effectively meet the needs of the end-user of both residential and commercial carpet products at significantly improved margins. As part of this strategy, the Company continues its efforts to develop an alignment program with dealers of both residential and commercial carpet products to provide a collection of services, benefits and programs that will encourage dealers to purchase more from the Company. At March 29, 1997, the Company has approximately 1,400 aligned dealers.

LIQUIDITY AND CAPITAL RESOURCES

     At March 29, 1997, the Company had working capital of $725.6 million, an increase of $55.3 million, or 8.3 percent, over working capital of $670.3 million at December 28, 1996. Cash and cash equivalents decreased $30.3 million from $49.6 million at December 28, 1996 to $19.3 million at March 29, 1997. Cash used by operating activities was $17.1 million in the first quarter of 1997 primarily as the result of larger increases in inventories and accounts receivable of $40.6 million and $7.5 million, respectively, which were offset in part by net income of $10.7 million adjusted for depreciation and amortization of $23.7 million. Cash flow provided by operating activities for the first quarter of 1996 totaled $59.7 million, principally due to depreciation and amortization of $21.6 million, nonrecurring charges of $29.1 million as discussed in note 4 of notes to condensed consolidated financial statements, and substantial increases in accounts payable and accrued liabilities of $39.5 million which were offset in part by a net loss of $15.6 million and increases in inventories, accounts receivable and other assets, net of $17.4 million. Cash used in investing activities for the first quarter of 1997 consisted of additions to property, plant and equipment of $24.9 million and acquisitions of business assets of $28.0 million compared to $20.8 million and $32.6 million, respectively, in the first quarter of 1996. Cash flow provided by financing activities during the first quarter of 1997 of $39.7 million principally included an increase in long-term debt of $88.1 million offset in part by cash dividends of $10.0 million and payments on notes payable of $38.6 million. During the first quarter of 1996, cash used by financing activities included cash dividends of $10.2 million and common stock repurchases of $21.7 million offset in part by an increase in long-term debt of $28.1 million.

     The Company has continued to maintain a strong working capital position. Effective use of capital and the Company's ability to generate cash flow from operations has enabled it to make investments which reduce production costs, generate operating margins that have historically exceeded industry averages and implement its retail strategy.

     Capital expenditures for property, plant and equipment necessary to maintain the Company's facilities in a modern state-of-the-art condition and expand its production capacity were $24.9 million for the quarter ended March 29, 1997. Management anticipates total capital expenditures and capitalized leases obligations of approximately $75 million for the remainder of 1997 to expand and upgrade its manufacturing and distribution equipment to meet anticipated increases in sales volume, to improve efficiency and to open new retail stores and upgrade its current retail operations.

     The Company's primary source of financing is an unsecured revolving credit facility with a banking syndicate which provides for borrowings of up to $900.0 million and expires in March 2002. Interest on borrowings under this facility is currently based on LIBOR, and was 6.16 percent at March 29, 1997. At March 29, 1997, borrowings outstanding under this credit facility were $698.0 million.

RESULTS OF OPERATIONS
Three Months Ended March 29, 1997 Compared To Three Months Ended March 30, 1996

     Net sales increased $150.8 million, or 22.9 percent, to $808.7 million in the first quarter of 1997. The increase was primarily attributable to incremental net sales of $175.1 million related to the residential retail and commercial contract business, offset by declines in the net sales volumes of $24.3 million for the Company's wholesale manufacturing operations in both the domestic and international markets. Gross margin as a percentage of net sales increased 4.9 percent to 24.7 percent in the first quarter of 1997 compared to the first quarter for 1996, primarily due to higher margins for retail sales, improved sales product mix and increases in the efficiency relationships of volume and fixed costs for both the domestic and international wholesale manufacturing business.

     Selling, general and administrative expenses for the first quarter of 1997 were $167.4 million, or 20.7 percent of net sales, compared to $103.9 million, or 15.8 percent of net sales, in the comparable period of 1996. The increase of $63.5 million, or 4.9 percent of net sales, was primarily due to increased advertising and other selling and administrative expenses associated with the Company's residential retail and commercial contract business. Pre-opening expenses related to the retail operations totaled $1.8 million for the first quarter of 1997 compared to $.2 million for the first quarter of 1996. Interest expense, net increased to $13.7 million for the first quarter of 1997 from $9.6 million for the first quarter of 1996 as a result of higher borrowings.

     Results for the first quarter of 1996 included nonrecurring charges of $29.1 million ($26.5 million net of tax benefit, or $.19 per share, as discussed in note 5 of notes to condensed consolidated financial statements. Net income before nonrecurring charges was $10.9 million , or $0.08 per share. Net loss after nonrecurring charges was $11.6 million, or $0.11 per share for the first quarter of 1996.

     The effective income tax rate for the first quarter of 1997 was 43.1 percent, compared to 40.8 percent for the first quarter of 1996, before nonrecurring charges of $29.1 million, as a result of increases in permanent tax differences.

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

     The Company is subject to a variety of environmental regulations relating to the use, storage, discharge and disposal of hazardous materials used in its manufacturing processes. Failure by the Company to comply with present and future regulations could subject it to future liabilities. In addition, such regulations could require the Company to acquire costly equipment or to incur other significant expenses to comply with environmental regulations. The Company is not involved in any material environmental proceedings.

ITEM TWO - CHANGES IN SECURITIES

             None

ITEM THREE - DEFAULTS UPON SENIOR SECURITIES

             None

ITEM FOUR - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None

ITEM FIVE - OTHER INFORMATION

             None

ITEM SIX - EXHIBITS AND REPORTS ON FORM 8-K

             (A)  Exhibits
                     11     - Statement re:  Computation of Per Share Earnings
                     27     - Financial Data Schedule

         Shareholders may obtain copies of Exhibits without charge upon written request to the Corporate Secretary, Shaw Industries, Inc., Mail drop 061-22, P.O. Drawer 2128, Dalton, Georgia 30722-2128.

             (B) No reports on Form 8-K have been filed during the fiscal quarter ended March 29, 1997.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      SHAW INDUSTRIES, INC.
                                         (The Registrant)


DATE:    May 13 , 1997                s/ Robert E. Shaw
-----------------------------         -----------------
                                      Robert E. Shaw
                                      Chairman of the Board, Chief Executive
                                      Officer and President


DATE:    May 13, 1997                 /s/ Kenneth G. Jackson
-----------------------------         ----------------------
                                      Kenneth G. Jackson
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)