Form 10-Q
period 1997-06-28
SHAW INDUSTRIES INC
filed 1997-08-11
CIK 89498

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------


                                    FORM 10-Q


(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 28, 1997
                               -----------------------------------

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
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

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

     Indicate by check [x] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]. No ______.

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: August 4, 1997 - 134,613,589 shares

                              SHAW INDUSTRIES, INC.
                                    FORM 10-Q
                                      INDEX






PART I - FINANCIAL INFORMATION                                      PAGE NUMBERS
         ---------------------                                      ------------

    Item 1.  Financial Statements

             Condensed Consolidated Balance Sheets - June 28, 1997
             and December 28, 1996                                         3-4

             Condensed Consolidated Statements of Income and Retained Earnings - For the Three Months Ended June 28, 1997 and
             June 29, 1996                                                 5


             Condensed Consolidated Statements of Income and Retained Earnings - For the Six Months Ended June 28, 1997 and
             June 29, 1996                                                 6


             Condensed Consolidated Statements of Cash Flows -
             For the Six Months Ended June 28, 1997
             and June 29, 1996                                             7

             Notes to Condensed Consolidated Financial Statements          8-9

    Item 2.  Management's Discussion and Analysis
             of Financial Condition and Results of Operations              10-12

PART II - OTHER INFORMATION                                                12
          -----------------

SIGNATURES                                                                 13

PART 1 - ITEM ONE - FINANCIAL INFORMATION
SHAW INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)


ASSETS

                                                     June 28,       December 28,
                                                       1997             1996
                                                   -----------      -----------
                                                   (UNAUDITED)
CURRENT ASSETS:
 Cash and cash equivalents ...................     $    14,549      $    49,581
                                                   -----------      -----------
 Accounts receivable, less
   allowance for doubtful accounts and
   discounts of $20,619 and $16,667 ..........         446,088          393,983
                                                   -----------      -----------

 Inventories -
   Raw materials .............................         284,718          251,262
   Work-in-process ...........................          30,224           26,070
   Finished goods ............................         306,117          279,453
                                                   -----------      -----------
                                                       621,059          556,785
                                                   -----------      -----------
 Other current assets ........................          78,759           81,056
                                                   -----------      -----------
               TOTAL CURRENT ASSETS ..........       1,160,455        1,081,405
                                                   -----------      -----------

PROPERTY, PLANT AND EQUIPMENT,
   at cost:
 Land and land improvements ..................          29,380           29,584
 Buildings and leasehold improvements ........         305,456          293,072
 Machinery and equipment .....................         983,585          969,601
 Construction in progress ....................          62,047           45,289
                                                   -----------      -----------
                                                     1,380,468        1,337,546
 Less - Accumulated depreciation and
        amortization .........................        (717,805)        (682,405)
                                                   -----------      -----------
                                                       662,663          655,141
                                                   -----------      -----------

GOODWILL, net ................................         258,222          212,398
                                                   -----------      -----------
INVESTMENT IN JOINT VENTURE ..................          18,601           18,302
                                                   -----------      -----------
OTHER ASSETS .................................          17,227           17,152
                                                   -----------      -----------
               TOTAL ASSETS ..................     $ 2,117,168      $ 1,984,398
                                                   ===========      ===========

LIABILITIES AND SHAREHOLDERS' INVESTMENT

                                                     June 28,       December 28,
                                                       1997              1996
                                                   -----------      -----------
                                                   (UNAUDITED)
CURRENT LIABILITIES:
 Notes payable ...............................     $       397      $    35,084
 Current maturities of long-term debt ........          16,815           17,431
 Accounts payable ............................         227,005          195,347
 Accrued liabilities .........................         173,946          163,199
                                                   -----------      -----------
      TOTAL CURRENT LIABILITIES ..............         418,163          411,061
                                                   -----------      -----------

LONG-TERM DEBT, less current maturities ......         916,046          825,280
                                                   -----------      -----------
DEFERRED INCOME TAXES ........................          67,684           63,453
                                                   -----------      -----------
OTHER LIABILITIES ............................          12,668           12,893
                                                   -----------      -----------

SHAREHOLDERS' INVESTMENT:
 Common stock, no par, $1.11 stated value,
  authorized 500,000,000 shares; issued and
  outstanding: 134,038,368 shares at June
  29, 1997 and 132,772,548 shares at
  December 28, 1996 ..........................         148,784          147,379
 Paid-in capital .............................          86,905           72,335
 Cumulative translation adjustment ...........           2,021            3,058
 Retained earnings ...........................         464,897          448,939
                                                   -----------      -----------
      TOTAL SHAREHOLDERS' INVESTMENT .........         702,607          671,711
                                                   -----------      -----------

      TOTAL LIABILITIES AND SHAREHOLDERS'
        INVESTMENT ...........................     $ 2,117,168      $ 1,984,398
                                                   ===========      ===========


The accompanying notes are an integral part of these consolidated financial statements.

SHAW INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
                                                  THREE MONTHS     THREE MONTHS
                                                      ENDED            ENDED
                                                  June 28, 1997    June 29, 1996
                                                   -----------      ------------

NET SALES ....................................     $   915,232      $   785,957
COSTS AND EXPENSES:
  Cost of sales ..............................         678,240          613,992
  Selling, general and administrative ........         184,093          113,735
  Pre-opening expenses, retail operations ....           1,183            1,651
  Interest expense, net ......................          15,342           10,133
  Other (income), net ........................          (5,619)            (792)
                                                   -----------      -----------
INCOME BEFORE INCOME TAXES ...................          41,993           47,238
PROVISION FOR INCOME TAXES ...................          17,398           19,696
                                                   -----------      -----------
INCOME BEFORE EQUITY IN INCOME OF JOINT VENTURE         24,595           27,542
EQUITY IN INCOME OF JOINT VENTURE ............             636              557
                                                   ===========      ===========
NET INCOME ...................................     $    25,231      $    28,099
                                                   ===========      ===========

DIVIDENDS PAID PER COMMON SHARE ..............     $     0.075      $     0.075
                                                   ===========      ===========

EARNINGS PER COMMON SHARE:
  Primary and fully diluted basis - ..........     $      0.19      $      0.21
                                                   ===========      ===========


RETAINED EARNINGS:
  Beginning of period ........................     $   449,704      $   429,833
  Add - net income ...........................          25,231           28,099
  Deduct - dividends paid ....................         (10,038)         (10,179)
                                                   -----------      -----------
  End of period ..............................     $   464,897      $   447,753
                                                   ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

SHAW INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
                                                   SIX MONTHS       SIX MONTHS
                                                      ENDED            ENDED
                                                  June 28, 1997    June 29, 1996
                                                   -----------      ------------

NET SALES ....................................     $ 1,723,885      $ 1,443,813
COSTS AND EXPENSES:
  Cost of sales ..............................       1,286,803        1,141,928
  Selling, general and administrative ........         351,490          217,592
  Pre-opening expenses, retail operations ....           2,943            1,809
  Nonrecurring charges .......................            --             29,139
  Interest expense, net ......................          29,070           19,699
  Other (income), net ........................          (6,103)          (1,355)
                                                   -----------      -----------
INCOME BEFORE INCOME TAXES ...................          59,682           35,001
PROVISION FOR INCOME TAXES ...................          25,022           23,972
                                                   -----------      -----------
INCOME BEFORE EQUITY IN INCOME OF JOINT VENTURE         34,660           11,029
EQUITY IN INCOME OF JOINT VENTURE ............           1,319            1,486
                                                   ===========      ===========
NET INCOME ...................................     $    35,979      $    12,515
                                                   ===========      ===========

DIVIDENDS PAID PER COMMON SHARE ..............     $     0.150      $     0.150
                                                   ===========      ===========

EARNINGS PER COMMON SHARE:
  Primary and fully diluted basis ............     $      0.27      $      0.09
                                                   ===========      ===========


RETAINED EARNINGS:
  Beginning of period ........................     $   448,939      $   455,663
  Add - net income ...........................          35,979           12,515
  Deduct - dividends paid ....................         (20,021)         (20,425)
                                                   -----------      -----------
  End of period ..............................     $   464,897      $   447,753
                                                   ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

SHAW INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS
(UNAUDITED AND IN THOUSANDS)
                                                   SIX MONTHS       SIX MONTHS
                                                      ENDED            ENDED
                                                  June 28, 1997    June 29, 1996
                                                   -----------      ------------
OPERATING ACTIVITIES:
 Net income ..................................     $    35,979      $    12,515
                                                   -----------      -----------
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and amortization .............          46,213           44,669
   Provision for doubtful accounts ...........           4,435            4,654
   Deferred income taxes .....................           2,065             (221)
   Nonrecurring charges ......................            --             29,139
   Other, net ................................         (27,145)          (9,047)
   Changes in operating assets and
   liabilities, net of acquisitions:
        Accounts receivable ..................         (34,671)         (33,323)
        Inventories ..........................         (52,234)           1,680
        Other current assets .................           3,591            3,192
        Accounts payable .....................          17,695           49,234
        Accrued liabilities ..................           7,723           15,409
                                                   -----------      -----------
          Total adjustments ..................         (32,328)         105,386
                                                   -----------      -----------
   Net cash provided by operating
    activities ...............................           3,651          117,901
                                                   -----------      -----------
INVESTING ACTIVITIES:
 Additions to property, plant and equipment ..         (39,416)         (38,905)
 Acquisitions of business assets .............         (27,709)         (35,007)
                                                   -----------      -----------
   Net cash used in investing activities .....         (67,125)         (73,912)
                                                   -----------      -----------
FINANCING ACTIVITIES:
 Decrease in notes payable ...................         (38,996)            --
 Increase in long-term debt ..................          87,230           51,583
 Dividends paid ..............................         (20,021)         (20,425)
 Purchase and retirement of common stock .....            --            (22,759)
 Proceeds from exercise of stock options .....             229              431
                                                   -----------      -----------
   Net cash provided by financing
     activities ..............................          28,442            8,830
                                                   -----------      -----------
NET INCREASE (DECREASE)IN CASH AND CASH
  EQUIVALENTS ................................         (35,032)          52,819
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD ..................................          49,581           31,453
                                                   ===========      ===========
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...     $    14,549      $    84,272
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

2. Inventories
     The Company uses the last-in, first-out (LIFO) method of valuing substantially all of its domestic inventories. If LIFO inventories were valued at current costs, the inventories would have been $3,000,000 and $1,643,000 lower at June 28, 1997 and December 28, 1996, respectively. The Company's foreign inventories and certain of its finished goods inventories, representing
25.2 percent of total inventories, are valued at the lower of first-in, first-out (FIFO) cost or market.

3. Long-term Debt
     In March 1997, the Company completed a new domestic revolving credit facility which provides for borrowings of up to $900,000,000 and expires in March 2002. The borrowings bear interest at variable rates equal to the London Interbank Offered Rate (LIBOR) plus margins ranging from 0.150 percent to 0.475 percent, depending on the Company's consolidated funded debt to earnings ratios, as defined. Fees associated with the domestic revolving credit agreement include a facility fee on the committed amount ranging from 0.10 percent 0.15 percent. The LIBOR-based rate at June 28, 1997 was 6.16 percent and borrowings outstanding under this new facility totaled $698,000,000.

4. Acquisitions
     During the six months ended June 28, 1997, the Company acquired G & S Investments, Inc. and affiliates collectively doing business as the Carpet
Exchange; Walters Carpet One; Sun Control Tile, Co., doing business as Baker Bros.; Circle Floors, Inc.; and several other residential retailers and commercial contractors for cash and common stock totaling $47.8 million and resulting in goodwill of $34.1 million as part of its continuing retail acquisition strategy which commenced in December 1995.

5. Long-Lived Asset and Goodwill Impairment
     The Financial Accounting Standards Board issued SFAS NO. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which establishes, among other things, accounting standards for the impairment of long-lived assets and certain identifiable intangibles. The Company adopted the new standard effective December 31, 1995 and in connection with management's review of the Company's international operations in March 1996, management determined that certain of its international production equipment would not provide sufficient cash flows to recover the carrying value of such equipment and related goodwill. As a result, the Company recorded nonrecurring charges of $29,139,000 ($26,519,000, net of tax benefit, or $.19 per share for the first quarter and $.20 for the first six months) in March 1996 for the reduction of the carrying value of certain goodwill and property, plant and equipment at its international operations related to the adoption and a provision for the disposal of other assets.

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

     Earnings per share of $25,231,000, or $0.19 per share, for the second quarter ended June 28, 1997 include a gain on the sale of fixed assets of $3,696,000, net of income taxes, or $0.03 per share.

8. Derivative Transactions
     The Company uses interest rate swaps to fix interest rates on current and anticipated borrowings to reduce exposure to interest rate fluctuations. Under existing accounting literature, these interest rate swaps are accounted for as hedging activities. The Company may also employ foreign currency exchange contracts when, in the normal course of business, they are determined to effectively manage and reduce foreign currency exchange fluctuation risk. At June 28, 1997, the Company had no material foreign currency exchange contracts outstanding.

     To qualify as a hedge, the item to be hedged must expose the Company to interest rate risk and the related contract must reduce that exposure and be designated by the Company as a hedge.

     The net cash paid or received on interest rate hedges is included in interest expense. Gains or losses on the termination of hedges are deferred and recognized in interest over the period covered by the interest rate hedge.

     The Company does not enter into financial derivatives for speculative or trading purposes.

                     SHAW INDUSTRIES, INC. AND SUBSIDIARIES
                ITEM TWO-MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
GENERAL

     The Company's business, as well as the U.S. carpet industry in general, is cyclical in nature and is significantly affected by general economic conditions. The level of domestic carpet sales tends to reflect fluctuations in consumer spending for durable goods and, to a lesser extent, fluctuations in interest rates and new housing starts. The Company's international operations are also impacted by the economic climates in the markets in which they operate (primarily the United Kingdom, Australia and Mexico). Sales prices and demand for the Company's domestic wholesale manufacturing business declined slightly in 1996 with the decision in December 1995 to enter the residential retail and commercial contractor business, while margins improved. During the first six months of 1997, demand for the Company's domestic wholesale manufacturing business improved over that of the first six months of 1996, sales prices improved and margins were comparable. International markets were weak in 1996 and the first six months of 1997, but margins improved substantially in the first six months of 1997 over the first six months of 1996 as a result of recording restructuring costs of $36.1 million ($24.2 million, net of tax benefit) in December 1996 related to the Company's decision to exit the woolen carpet business in the United Kingdom.

     During the first six months of 1997, the Company continued to implement its retail acquisition strategy by acquiring several residential retailers and commercial contractors for cash and common stock totaling $47.8 million and resulting in goodwill of $34.1 million which is being amortized over 20 years. Net sales for the Company's residential retail and commercial contractor business totaled $437.1 million for the six months ended June 28, 1997 compared to $86.3 million for the six months ended June 29, 1996. At June 28, 1997 the Company has 435 residential retail and commercial contractor locations throughout the United States. The Company believes that by combining the resources of the manufacturer and retailer and developing a commercial contract distribution network, it can provide a full range of products and services to more effectively meet the needs of the end-user of both residential and commercial carpet products at significantly improved margins. As part of this strategy, the Company continues its efforts to develop an alignment program with dealers of both residential and commercial carpet products to provide a collection of services, benefits and programs that will encourage dealers to purchase more from the Company. At June 28, 1997, the Company has approximately 1,400 aligned dealers.

LIQUIDITY AND CAPITAL RESOURCES

     At June 28, 1997, the Company had working capital of $742.3 million, an increase of $72.0 million, or 10.7 percent, over working capital of $670.3 million at December 28, 1996. Cash and cash equivalents decreased $35.1 million from $49.6 million at December 28, 1996 to $14.5 million at June 28, 1997. Cash provided by operating activities was $3.7 million in the first six months of 1997 primarily as the result of net income of $36.0 million adjusted for depreciation and amortization of $46.2 million, provision for doubtful accounts of $4.4 million and deferred income taxes of $2.1 million, which were offset in part by larger increases in inventories and accounts receivables of $52.2 million and $34.7 million, respectively. Cash flow provided by operating activities for the first six months of 1996 totaled $117.9 million, principally due to net income of $12.5 million adjusted for depreciation and amortization of $44.7 million, nonrecurring charges of $29.1 million as discussed in note 5 of notes to condensed consolidated financial statements, and substantial increases in accounts payable and accrued liabilities of $64.6 million, which were offset in part by increases in inventories, accounts receivable and other assets, net of $28.5 million. Cash used in investing activities for the first six months of 1997 consisted of additions to property, plant and equipment of $39.4 million and acquisitions of business assets of $27.7 million compared to $38.9 million and $35.0 million, respectively, in the first six months of 1996. Cash flow provided by financing activities during the first six months of 1997 of $28.4 million principally included an increase in long-term debt of $87.2 million offset in part by cash dividends of $20.0 million and payments on notes payable of $39.0 million. During the first six months of 1996, cash provided by financing activities included an increase in long-term debt of $51.6 million offset in part by cash dividends of $20.4 million and common stock repurchses of $22.8 million.

     The Company has continued to maintain a strong working capital position. Effective use of capital and the Company's ability to generate cash flow from operations has enabled it to make investments which reduce production costs, generate operating margins that have historically exceeded industry averages and implement its retail strategy.

     Capital expenditures for property, plant and equipment necessary to maintain the Company's facilities in a modern state-of-the-art condition and expand its production capacity were $39.4 million for the six months ended June 28, 1997. Management anticipates total capital expenditures and capitalized lease obligations of approximately $40 million for the remainder of 1997 to expand and upgrade its manufacturing and distribution equipment to meet anticipated increases in sales volume, to improve efficiency and to open new retail stores and upgrade its current retail operations.

     The Company's primary source of financing is an unsecured revolving credit facility with a banking syndicate which provides for borrowings of up to $900.0 million and expires in March 2002. Interest on borrowings under this facility is currently based on LIBOR, and was 6.16 percent at June 28, 1997. At June 28, 1997, borrowings outstanding under this credit facility were $698.0 million.

RESULTS OF OPERATIONS
Three Months Ended June 28, 1997 Compared To Three Months Ended June 29, 1996

     Net sales increased $129.2 million, or 16.4 percent, to $915.2 million in the second quarter of 1997. The increase was primarily attributable to incremental net sales of $175.7 million related to the residential retail and commercial contract business, offset by declines in the net sales volumes of $46.5 million for the Company's wholesale manufacturing operations in both the domestic and international markets. Gross margin as a percentage of net sales increased 4.0 percent to 25.9 percent in the second quarter of 1997 compared to the second quarter for 1996, primarily due to higher margins for retail sales, improved sales product mix and increases in the efficiency relationships of volume and fixed costs for both the domestic and international wholesale manufacturing business.

     Selling, general and administrative expenses for the second quarter of 1997 were $184.1 million, or 20.1 percent of net sales, compared to $113.7 million, or 14.4 percent of net sales, in the comparable period of 1996. The increase of $70.4 million, or 5.7 percent of net sales, was primarily due to increased advertising and other selling and administrative expenses associated with the Company's residential retail and commercial contract business. Pre-opening expenses related to the retail operations totaled $1.2 million for the second quarter of 1997 compared to $1.7 million for the second quarter of 1996. Interest expense, net increased to $15.3 million for the second quarter of 1997 from $10.1 million for the second quarter of 1996 as a result of higher borrowings.

     The effective income tax rate for the second quarter of 1997 was 41.4 percent compared to 41.7 percent for the second quarter of 1996.

Six Months Ended June 28, 1997 Compared to Six Months Ended June 29, 1996

     Net sales increased $280.1 million, or 19.4 percent, to $1,723.9 million in the first six months of 1997. The increase was primarily attributable to incremental net sales of $350.8 million related to the residential retail and commercial contract business, offset by declines in the net sales volumes of $70.7 million for the Company's wholesale manufacturing operations in both the domestic and international markets. Gross margin as a percentage of net sales increased 4.5 percent to 25.4 percent in the first six months of 1997 compared to the first six months for 1996, primarily due to higher margins for retail sales, improved sales product mix and increases in the efficiency relationships of volume and fixed costs for the both the domestic and international wholesale manufacturing business.

     Selling, general and administrative expenses for the first six months of 1997 were $351.5 million, or 20.4 percent of net sales, compared to $217.6 million, or 15.1 percent of net sales, in the comparable period of 1996. The increase of $133.9 million, or 5.3 percent of net sales, was primarily due to increased advertising and other selling and administrative expenses associated with the Company's residential retail and commercial contract business. Pre-opening expenses related to the retail operations totaled $2.9 million for the first six months of 1997 compared to $1.8 million for the first six months of 1996. Interest expense, net increased to $29.1 million for the first six months of 1997 from $19.7 million for the first six months of 1996 as a result of higher borrowings.

     Results for the first six months of 1996 included nonrecurring charges of $29.1 million ($26.5 million net of tax benefit, or $.20 per share) as discussed in note 5 of notes to condensed consolidated financial statements. Net income before nonrecurring charges was $39.0 million, or $0.29 per share. Net income after nonrecurring charges was $12.5 million, or $0.09 per share for the first six months of 1996.

     The effective income tax rate for the first six months of 1997 was 41.9 percent compared to 41.5 percent for the first six months of 1996, before nonrecurring charges of $29.1 million.

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

          None

ITEM THREE - DEFAULTS UPON SENIOR SECURITIES

          None

ITEM FOUR - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Stock option plan approved on April 24, 1997, as set forth in definitive proxy materials.

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

          (B) No reports on Form 8-K have been filed during the fiscal quarter ended June 28, 1997.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           SHAW INDUSTRIES, INC.
                                             (The Registrant)


DATE:    August 11 , 1997             s/ Robert E. Shaw
-----------------------------         -----------------
                                      Robert E. Shaw
                                      Chairman of the Board, Chief Executive
                                      Officer and President


DATE:    August 11, 1997              /s/ Kenneth G. Jackson
------------------------------        ----------------------
                                      Kenneth G. Jackson
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)