Form 10-Q
period 1997-09-27
SHAW INDUSTRIES INC
filed 1997-11-10
CIK 89498

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------


                                    FORM 10-Q


(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                       September 27, 1997
                               ----------------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________________to________________________


                          Commission file number 1-6853

                              SHAW INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

         GEORGIA                                       58-1032521
(State or other jurisdiction
 of incorporation or organization)           (I.R.S.Employer Identification No.)

616 E. WALNUT AVENUE,    DALTON, GEORGIA                                30720
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area
code     (706) 278-3812

                                 NOT APPLICABLE

Former name, former address and former fiscal year, if changed since last report.

     Indicate by check |X|whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| . No ______.

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: October 31, 1997 - 134,938,065 shares

                              SHAW INDUSTRIES, INC.
                                    FORM 10-Q
                                      INDEX






PART I - FINANCIAL INFORMATION                                      PAGE NUMBERS
         ---------------------                                      ------------

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets - September 27, 1997
              and December 28, 1996 ....................................   3-4

              Condensed Consolidated Statements of Income and Retained Earnings - For the Three Months Ended
                       September 27, 1997 and  September 28, 1996 ......   5


              Condensed Consolidated Statements of Income and Retained Earnings - For the Nine Months Ended
               September 27, 1997 and September 28, 1996 ...............   6


              Condensed Consolidated Statements of Cash Flows -
                       For the Nine Months Ended September 27, 1997
                       and September 28, 1996 ..........................   7

              Notes to Condensed Consolidated Financial Statements .....   8-9

     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results of Operations .........   10-12

     Item 3.  Quantitative and Qualitative Disclosure about Market Risks   12


PART II - OTHER INFORMATION                                                12-13

SIGNATURES                                                                 14

PART 1 - ITEM ONE - FINANCIAL INFORMATION
SHAW INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)




ASSETS                                             September 27,    December 28,
                                                       1997             1996
                                                   -----------      ------------
                                                   (UNAUDITED)
CURRENT ASSETS:
 Cash and cash equivalents ...................     $    28,810      $    49,581
                                                   -----------      -----------
 Accounts receivable, less
   allowance for doubtful accounts and
   discounts of $18,968 and $16,667 ..........         439,454          393,983
                                                   -----------      -----------

 Inventories -
   Raw materials .............................         270,485          251,262
   Work-in-process ...........................          29,957           26,070
   Finished goods ............................         301,481          279,453
                                                   -----------      -----------
                                                       601,923          556,785
                                                   -----------      -----------
 Other current assets ........................          88,673           81,056
                                                   -----------      -----------
               TOTAL CURRENT ASSETS ..........       1,158,860        1,081,405
                                                   -----------      -----------

PROPERTY, PLANT AND EQUIPMENT,
   at cost:
 Land and land improvements ..................          31,522           29,584
 Buildings and leasehold improvements ........         315,844          293,072
 Machinery and equipment .....................         998,246          969,601
 Construction in progress ....................          52,872           45,289
                                                   -----------      -----------
                                                     1,398,484        1,337,546
 Less - Accumulated depreciation and
        amortization .........................        (738,507)        (682,405)
                                                   -----------      -----------
                                                       659,977          655,141
                                                   -----------      -----------

GOODWILL, net ................................         263,401          212,398
                                                   -----------      -----------
INVESTMENT IN JOINT VENTURE ..................          19,812           18,302
                                                   -----------      -----------
OTHER ASSETS .................................          18,109           17,152
                                                   -----------      -----------
               TOTAL ASSETS ..................     $ 2,120,159      $ 1,984,398
                                                   ===========      ===========

LIABILITIES AND SHAREHOLDERS' INVESTMENT


                                                   September 27,    December 28,
                                                      1997             1996
                                                   -----------      ------------
                                                   (UNAUDITED)
CURRENT LIABILITIES:
 Notes payable ...............................     $        12      $    35,084
 Current maturities of long-term debt ........          16,590           17,431
 Accounts payable ............................         192,183          195,347
 Accrued liabilities .........................         171,319          163,199
                                                   -----------      -----------
      TOTAL CURRENT LIABILITIES ..............         380,104          411,061
                                                   -----------      -----------

LONG-TERM DEBT, less current maturities ......         940,771          825,280
                                                   -----------      -----------
DEFERRED INCOME TAXES ........................          61,670           63,453
                                                   -----------      -----------
OTHER LIABILITIES ............................          13,919           12,893
                                                   -----------      -----------

SHAREHOLDERS' INVESTMENT:
 Common stock, no par, $1.11 stated value,
  authorized 500,000,000 shares; issued and
  outstanding: 134,619,189 shares at
  September 27, 1997 and 132,772,548 shares
  at December 28, 1996 .......................         149,428          147,379
 Paid-in capital .............................          92,484           72,335
 Cumulative translation adjustment ...........           1,647            3,058
 Retained earnings ...........................         480,136          448,939
                                                   -----------      -----------
      TOTAL SHAREHOLDERS' INVESTMENT .........         723,695          671,711
                                                   -----------      -----------

      TOTAL LIABILITIES AND SHAREHOLDERS'
        INVESTMENT ...........................     $ 2,120,159      $ 1,984,398
                                                   ===========      ===========




The accompanying notes are an integral part of these consolidated financial statements.

SHAW INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
                                                   THREE MONTHS    THREE MONTHS
                                                      ENDED            ENDED
                                                  September 27,    September 28,
                                                      1997             1996
                                                   -----------      ------------

NET SALES ....................................     $   922,997      $   881,760
COSTS AND EXPENSES:
  Cost of sales ..............................         686,762          673,602
  Selling, general and administrative ........         177,445          155,097
  Pre-opening expenses, retail operations ....             578            3,354
  Interest expense, net ......................          15,795           10,347
  Other expense(income), net .................           1,286           (1,003)
                                                   -----------      -----------
INCOME BEFORE INCOME TAXES ...................          41,131           40,363
PROVISION FOR INCOME TAXES ...................          17,048           17,049
                                                   -----------      -----------
INCOME BEFORE EQUITY IN INCOME OF JOINT
 VENTURE .....................................          24,083           23,314
EQUITY IN INCOME OF JOINT VENTURE ............           1,252              865
                                                   ===========      ===========
NET INCOME ...................................     $    25,335      $    24,179
                                                   ===========      ===========

DIVIDENDS PAID PER COMMON SHARE ..............     $     0.075      $     0.075
                                                   ===========      ===========

EARNINGS PER COMMON SHARE:
  Primary and fully diluted basis - ..........     $      0.19      $      0.18
                                                   ===========      ===========


RETAINED EARNINGS:
  Beginning of period ........................     $   464,897      $   447,753
  Add - net income ...........................          25,335           24,179
  Deduct - dividends paid ....................         (10,096)         (10,273)
                                                   -----------      -----------
  End of period ..............................     $   480,136      $   461,659
                                                   ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

SHAW INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
                                                   NINE MONTHS       NINE MONTHS
                                                      ENDED             ENDED
                                                  September 27,    September 28,
                                                      1997              1996
                                                   -----------      ------------

NET SALES ....................................     $ 2,646,882      $ 2,325,593
COSTS AND EXPENSES:
  Cost of sales ..............................       1,973,565        1,815,530
  Selling, general and administrative ........         528,935          372,689
  Pre-opening expenses, retail operations ....           3,521            5,163
  Nonrecurring charges .......................            --             29,139
  Interest expense, net ......................          44,865           30,046
  Other (income), net ........................          (4,817)          (2,358)
                                                   -----------      -----------
INCOME BEFORE INCOME TAXES ...................         100,813           75,364
PROVISION FOR INCOME TAXES ...................          42,070           41,021
                                                   -----------      -----------
INCOME BEFORE EQUITY IN INCOME OF JOINT
 VENTURE .....................................          58,743           34,343
EQUITY IN INCOME OF JOINT VENTURE ............           2,571            2,351
                                                   ===========      ===========
NET INCOME ...................................     $    61,314      $    36,694
                                                   ===========      ===========

DIVIDENDS PAID PER COMMON SHARE ..............     $     0.225      $     0.225
                                                   ===========      ===========

EARNINGS PER COMMON SHARE:
  Primary and fully diluted basis ............     $      0.46      $      0.27
                                                   ===========      ===========


RETAINED EARNINGS:
  Beginning of period ........................     $   448,939      $   455,663
  Add - net income ...........................          61,314           36,694
  Deduct - dividends paid ....................         (30,117)         (30,698)
                                                   -----------      -----------
  End of period ..............................     $   480,136      $   461,659
                                                   ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

SHAW INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS                                          NINE MONTHS     NINE MONTHS
(UNAUDITED AND IN THOUSANDS)                           ENDED           ENDED
                                                   September 27,   September 28,
                                                       1997            1996
                                                   -------------   -------------
OPERATING ACTIVITIES:
 Net income ..................................     $    61,314      $    36,694
                                                   -----------      -----------
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and amortization .............          70,152           69,454
   Provision for doubtful accounts ...........           7,510            8,154
   Deferred income taxes .....................          (4,060)           3,782
   Nonrecurring charges ......................            --             29,139
   Other, net ................................         (27,767)          (6,696)
   Changes in operating assets and
   liabilities, net of acquisitions:
        Accounts receivable ..................         (28,258)         (27,366)
        Inventories ..........................         (31,351)          (2,187)
        Other current assets .................          (3,237)         (24,626)
        Accounts payable .....................         (19,165)          35,020
        Accrued liabilities ..................           1,952           14,187
                                                   -----------      -----------
          Total adjustments ..................         (34,714)          98,861
                                                   -----------      -----------
   Net cash provided by operating
    activities ...............................          27,090          135,555
                                                   -----------      -----------
INVESTING ACTIVITIES:
 Additions to property, plant and equipment ..         (60,279)         (61,545)
 Acquisitions of business assets .............         (28,926)         (68,006)
                                                   -----------      -----------
   Net cash used in investing activities .....         (89,205)        (129,551)
                                                   -----------      -----------
FINANCING ACTIVITIES:
 Decrease in notes payable ...................         (39,381)            --
 Increase in long-term debt ..................         110,546           66,649
 Dividends paid ..............................         (30,117)         (30,698)
 Purchase and retirement of common stock .....            --            (22,759)
 Proceeds from exercise of stock options .....             296              784
                                                   -----------      -----------
   Net cash provided by financing
     activities ..............................          41,344           13,976
                                                   -----------      -----------
NET INCREASE (DECREASE)IN CASH AND CASH
  EQUIVALENTS ................................         (20,771)          19,980
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD ..................................          49,581           31,453
                                                   ===========      ===========
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...     $    28,810      $    51,433
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

2. Inventories
     The Company uses the last-in, first-out (LIFO) method of valuing substantially all of its domestic inventories. If LIFO inventories were valued at current costs, the inventories would have been $4,454,000 and $1,643,000 lower at September 27, 1997 and December 28, 1996, respectively. The Company's foreign inventories and certain of its finished goods inventories, representing
25.8 percent of total inventories, are valued at the lower of first-in, first-out (FIFO) cost or market.

3. Long-term Debt
     In March 1997, the Company completed a new domestic revolving credit facility which provides for borrowings of up to $900,000,000 and expires in March 2002. The borrowings bear interest at variable rates equal to the London Interbank Offered Rate (LIBOR) plus margins ranging from 0.150 percent to 0.475 percent, depending on the Company's consolidated funded debt to earnings ratios, as defined. Fees associated with the domestic revolving credit agreement include a facility fee on the committed amount ranging from 0.10 percent 0.15 percent. The LIBOR-based rate at September 27, 1997 was 6.16 percent and borrowings outstanding under this new facility totaled $778,000,000.

4. Acquisitions
     During the nine months ended September 27, 1997, the Company acquired G & S Investments, Inc. and affiliates collectively doing business as the Carpet
Exchange; Walters Carpet One; Sun Control Tile, Co., doing business as Baker Bros.; Circle Floors, Inc.; Plywood Paneling, Inc.; The Carpet Group, Inc. and several other residential retailers and commercial contractors for cash and common stock totaling $53.0 million and resulting in goodwill of $39.7 million as part of its continuing retail acquisition strategy which commenced in December 1995.

5. Long-Lived Asset and Goodwill Impairment
     The Financial Accounting Standards Board issued SFAS NO. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which establishes, among other things, accounting standards for the impairment of long-lived assets and certain identifiable intangibles. The Company adopted the new standard effective December 31, 1995 and in connection with management's review of the Company's international operations in March 1996, management determined that certain of its international production equipment would not provide sufficient cash flows to recover the carrying value of such equipment and related goodwill. As a result, the Company recorded nonrecurring charges of $29,139,000 ($26,519,000, net of tax benefit, or $.19 per share for the first quarter and $.19 for the first nine months) in March 1996 for the reduction of the carrying value of certain goodwill and property, plant and equipment at its international operations related to the adoption and a provision for the disposal of other assets.

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

     Earnings per share of $61,314,000, or $0.46 per share, for the nine months ended September 27, 1997 include a gain on the sale of fixed assets of $3,696,000, net of income taxes, or $0.03 per share.

8. Derivative Transactions

     The Company uses interest rate swaps to fix interest rates on current and anticipated borrowings to reduce exposure to interest rate fluctuations. Under existing accounting literature, these interest rate swaps are accounted for as hedging activities. The Company may also employ foreign currency exchange contracts when, in the normal course of business, they are determined to effectively manage and reduce foreign currency exchange fluctuation risk. At September 27, 1997, the Company had no material foreign currency exchange contracts outstanding.

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

                     SHAW INDUSTRIES, INC. AND SUBSIDIARIES
                ITEM TWO-MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
GENERAL

     The Company's business, as well as the U.S. carpet industry in general, is cyclical in nature and is significantly affected by general economic conditions. The level of domestic carpet sales tends to reflect fluctuations in consumer spending for durable goods and, to a lesser extent, fluctuations in interest rates and new housing starts. The Company's international operations are also impacted by the economic climates in the markets in which they operate (primarily the United Kingdom, Australia and Mexico). Sales prices and demand for the Company's domestic wholesale manufacturing business declined slightly in 1996 with the decision in December 1995 to enter the residential retail and commercial contractor business, while margins improved. During the first nine months of 1997, demand for the Company's domestic wholesale manufacturing business improved over that of the first nine months of 1996, and margins were comparable. International markets were weak in 1996 and the first nine months of 1997, but margins improved substantially in the first nine months of 1997 over the first nine months of 1996 as a result of recording restructuring costs of $36.1 million ($24.2 million, net of tax benefit) in December 1996 related to the Company's decision to exit the woolen carpet business in the United Kingdom.

     During the first nine months of 1997, the Company continued to implement its retail acquisition strategy by acquiring several residential retailers and commercial contractors for cash and common stock totaling $53.0 million and resulting in goodwill of $39.7 million which is being amortized over 20 years. Net sales for the Company's residential retail and commercial contractor business totaled $684.7 million for the nine months ended September 27, 1997 compared to $278.5 million for the nine months ended September 28, 1996. At September 27, 1997 the Company has 432 residential retail and commercial contractor locations throughout the United States. The Company believes that by combining the resources of the manufacturer and retailer and developing a commercial contract distribution network, it can provide a full range of products and services to more effectively meet the needs of the end-user of both residential and commercial carpet products at significantly improved margins. As part of this strategy, the Company continues its efforts to develop an alignment program with dealers of both residential and commercial carpet products to provide a collection of services, benefits and programs that will encourage dealers to purchase more from the Company. At September 27, 1997, the Company has approximately 1,440 aligned dealers.

LIQUIDITY AND CAPITAL RESOURCES

     At September 27, 1997, the Company had working capital of $779.2 million, an increase of $108.9 million, or 16.2 percent, over working capital of $670.3 million at December 28, 1996. Cash and cash equivalents decreased $20.8 million from $49.6 million at December 28, 1996 to $28.8 million at September 27, 1997. Cash provided by operating activities was $27.1 million in the first nine months of 1997 primarily as the result of net income of $61.3 million adjusted for depreciation and amortization of $70.2 million and provision for doubtful accounts of $7.5 million, which were offset in part by larger increases in inventories and accounts receivables of $28.3 million and $31.3 million, respectively, a decrease in accounts payable of $19.2 million and other, net of $33.1 million. Cash flow provided by operating activities for the first nine months of 1996 totaled $135.6 million, principally due to net income of $36.7 million adjusted for depreciation and amortization of $69.5 million, nonrecurring charges of $29.1 million as discussed in note 5 of notes to condensed consolidated financial statements, and substantial increases in accounts payable and accrued liabilities of $49.2 million, which were offset in part by increases in inventories, accounts receivable and other assets, net of $54.2 million. Cash used in investing activities for the first nine months of 1997 consisted of additions to property, plant and equipment of $60.3 million and acquisitions of business assets of $28.9 million compared to $61.5 million and $68.1 million, respectively, in the first nine months of 1996. Cash flow provided by financing activities during the first nine months of 1997 of $41.3 million principally included an increase in long-term debt of $110.5 million offset in part by cash dividends of $30.1 million and payments on notes payable of $39.4 million. During the first nine months of 1996, cash provided by financing activities of $14.1 million included an increase in long-term debt of $66.6 million offset in part by cash dividends of $30.7 million and common stock repurchases of $22.8 million.

     The Company has continued to maintain a strong working capital position. Effective use of capital and the Company's ability to generate cash flow from operations has enabled it to make investments which reduce production costs, generate operating margins that have historically exceeded industry averages and implement its retail strategy.

     Capital expenditures for property, plant and equipment necessary to maintain the Company's facilities in a modern state-of-the-art condition and expand its production capacity were $60.3 million for the nine months ended September 27, 1997. Management anticipates total capital expenditures and capitalized lease obligations of approximately $20 million for the remainder of 1997 to expand and upgrade its manufacturing and distribution equipment to meet anticipated increases in sales volume, to improve efficiency and to open new retail stores and upgrade its current retail operations.

     The Company's primary source of financing is an unsecured revolving credit facility with a banking syndicate which provides for borrowings of up to $900.0 million and expires in March 2002. Interest on borrowings under this facility is currently based on LIBOR, and was 6.16 percent at June 28, 1997. At September 27, 1997, borrowings outstanding under this credit facility were $778.0 million.

RESULTS OF OPERATIONS
Three Months Ended September 27, 1997 Compared To Three Months Ended September 27, 1996

     Net sales increased $41.2 million, or 4.7 percent, to $923.0 million in the third quarter of 1997. The increase was primarily attributable to incremental net sales of $55.4 million related to the residential retail and commercial contract business, offset by declines in the net sales volumes of $14.2 million for the Company's wholesale manufacturing operations in both the domestic and international markets. Gross margin as a percentage of net sales increased 2.0 percent to 25.6 percent in the third quarter of 1997 compared to the third quarter for 1996, primarily due to improved sales product mix and increases in the efficiency relationships of volume and fixed costs for both the domestic and international wholesale manufacturing business.

     Selling, general and administrative expenses for the third quarter of 1997 were $177.4 million, or 19.2 percent of net sales, compared to $155.1 million, or 17.6 percent of net sales, in the comparable period of 1996. The increase of $22.3 million, or 1.6 percent of net sales, was primarily due to increased advertising and other selling and administrative expenses associated with the Company's residential retail and commercial contract business. Pre-opening expenses related to the retail operations totaled $0.6 million for the third quarter of 1997 compared to $3.4 million for the third quarter of 1996. Interest expense, net increased to $15.8 million for the third quarter of 1997 from $10.3 million for the third quarter of 1996 as a result of higher borrowings.

     The effective  income tax rate for the third  quarter of 1997  decreased to
41.4 percent compared to 42.2 percent for the third quarter of 1996 due to more profitable foreign operations in 1997 which are taxed at a lower effective income tax rate.

Nine Months Ended September 27, 1997 Compared to Nine Months Ended September 28, 1996

     Net sales increased $321.3 million, or 13.8 percent, to $2,646.9 million in the first nine months of 1997. The increase was primarily attributable to incremental net sales of $406.1 million related to the residential retail and commercial contract business, offset by declines in the net sales volumes of $84.8 million for the Company's wholesale manufacturing operations in both the domestic and international markets. Gross margin as a percentage of net sales increased 3.5 percent to 25.4 percent in the first nine months of 1997 compared to the first nine months for 1996, primarily due to improved sales product mix and increases in the efficiency relationships of volume and fixed costs for the both the domestic and international wholesale manufacturing business.

     Selling, general and administrative expenses for the first nine months of 1997 were $528.9 million, or 20.0 percent of net sales, compared to $372.7 million, or 16.0 percent of net sales, in the comparable period of 1996. The increase of $156.2 million, or 4.0 percent of net sales, was primarily due to increased advertising and other selling and administrative expenses associated with the Company's residential retail and commercial contract business. Pre-opening expenses related to the retail operations totaled $3.5 million for the first nine months of 1997 compared to $5.2 million for the first nine months of 1996. Interest expense, net increased to $44.9 million for the first nine months of 1997 from $30.0 million for the first nine months of 1996 as a result of higher borrowings.

     Results for the first nine months of 1996 included nonrecurring charges of $29.1 million ($26.5 million net of tax benefit, or $.19 per share) as discussed in note 5 of notes to condensed consolidated financial statements. Net income before nonrecurring charges was $63.2 million, or $0.46 per share. Net income after nonrecurring charges was $36.7 million, or $0.27 per share for the first nine months of 1996.

     The effective income tax rate for the first nine months of 1997 was 41.7 percent compared to 41.5 percent for the first nine months of 1996, before nonrecurring charges of $29.1 million.

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


FORWARD-LOOKING INFORMATION
     Certain Statements contained in this section, including but not limited to, statements regarding the effects of the Company's retail strategy and dealer alignment program, levels of future capital expenditures and the anticipated effects of pending litigation, may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve a number of risks and uncertainties. The Company cautions that a number of important factors could, individually or in the aggregate, cause actual results to differ materially from those referred to or reflected in the forward-looking statements, including, but not limited to, the following: market conditions in the carpet industry; raw material prices; timing and level of capital expenditures; adverse results of litigation; the Company's ability to integrate acquisitions successfully; the Company's ability to introduce new products successfully; and other risks and uncertainties identified from time to time in the Company's reports filed with the Securities and Exchange Commission and in public announcements.

ITEM THREE - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS
                  Not applicable

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

     In June 1994, the Company and several other carpet manufacturers received a grand jury subpoena from the Antitrust Division of the United States Depart of justice relating to an investigation of the industry. In October, 1997, the Company received formal notification from the Department of Justice that the investigation has been closed. In December 1995, the Company learned that it was one of six carpet companies named as additional defendants in a pending antitrust suit filed in the United States District Court in Rome, Georgia. The amended complaint alleges price-fixing regarding certain types of carpet products in violation of Section 1 of the Sherman Act. The amount of damages sought is not specified. If any damages were to be awarded, they may be trebled under the applicable statute. The Company has filed an answer to the complaint that denies plaintiffs' allegations and sets forth several defenses. In September 1997, the Court issued an order certifying a nationwide plaintiff class of persons and entities who purchase `mass production" polypropylene carpet directly from any of the defendants from June 1, 1991 through June 30, 1995, excluding, among others, any persons or entities whose only purchases were from any of the Company's retail establishments. Discovery will begin in November 1997. The Company is also a party to two consolidated lawsuits pending in the Superior Court of the State of California, City and County of San Francisco, both of which were brought on behalf of purported class of indirect purchasers of carpet in the State of California and which seek damages for alleged violations of California antitrust and fair competition laws. The Company believes that it has meritorious defenses to plaintiffs' claims in the lawsuits described in this paragraph and intends to defend these actions vigorously. After consultation with counsel, it is the opinion of management that, although there can be no assurance given, none of the claims described in this paragraph, when resolved, will have a material adverse effect upon the Company.

     In February 1996, a jury in Greensboro, North Carolina, returned a verdict against the Company in litigation brought by four former employees of Salem Carpet Mills, acquired by the Company in 1992, alleging age discrimination and sex discrimination in employment decisions made with regard to such employees. The judgment is being appealed by both parties. The Company believes that the litigation will not have a material adverse effect on the Company's financial condition or results of operations.

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

               (B) No reports on Form 8-K have been filed during the fiscal quarter ended September 27, 1997.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             SHAW INDUSTRIES, INC.
                                               (The Registrant)


DATE:    November 10 , 1997           s/ Robert E. Shaw
---------------------------           -----------------
                                      Robert E. Shaw
                                      Chairman of the Board, Chief Executive
                                      Officer and President


DATE:    November 10, 1997            /s/ Kenneth G. Jackson
--------------------------            ----------------------
                                      Kenneth G. Jackson
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)