Form 10-K
period 1998-01-03
SHAW INDUSTRIES INC
filed 1998-04-02
CIK 89498

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
     |X|ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For the fiscal year ended January 3, 1998
                                       OR

     |_|TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from __________ to __________
                                 Commission File
                                  Number 1-6853
--------------------------------------------------------------------------------
                              Shaw Industries, Inc.
             (Exact name of registrant as specified in its charter)
--------------------------------------------------------------------------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filled by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No_____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price on The New York Stock Exchange on March 26, 1998 was: $1,017,328,445

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Title of Each Class                Outstanding at March  26, 1998
     Common Stock, No Par Value                120,514,104     Shares

                       DOCUMENTS INCORPORATED BY REFERENCE
1997 Annual Report to Shareholders --- Part II.
Definitive Proxy Statement for the 1998 Annual Meeting of Shareholders on April 30, 1998 --- Part III.

                                     PART I

Item I.  Business

     Shaw Industries, Inc. ("Shaw" or the "Company") is the world's largest carpet manufacturer based on both revenue and volume of production. Shaw designs and manufactures approximately 2,600 styles of tufted and woven carpet for residential and commercial use under the PHILADELPHIA, TRUSTMARK, CABIN CRAFTS, SHAW COMMERCIAL CARPETS, STRATTON, NETWORX, SHAWMARK, EVANS BLACK, SALEM, SUTTON, KOSSET, CROSSLEY, ABINGDON, REDBOOK, MINSTER and INVICTA trade names and under certain private labels. The Company's manufacturing operations are fully integrated from the processing of yarns through the finishing of carpet. The Company's carpet is sold in a broad range of prices, patterns, colors and textures with the majority of its sales in the medium to high retail price range. Shaw sells its wholesale products to retailers, distributors and commercial users throughout the United States, Canada, Mexico, Australia and the United Kingdom; through its own residential retail and commercial contract distribution channels to various residential and commercial and end users in the United States; and to a lesser degree, exports to additional overseas markets.

     On May 31, 1994, the Company formed a joint venture (the "Terza Joint Venture") with Grupo Industrial Alfa, S.A. de C.V. of Monterrey, Mexico, for the manufacture, distribution and marketing of carpets, rugs and related products primarily in Mexico and South America. The Company's investment in the Terza Joint Venture is being accounted for using the equity method.

     On January 9, 1995, the Company acquired through its wholly owned subsidiary, Carpets International, Plc (U.K.) substantially all the operating assets of the Carpets Division of Coats Viyella Plc for approximately $29,503,000. The acquisition was accounted for as a purchase and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on management's estimate of their fair values as of the acquisition date. In December 1997, the Company entered into an agreement in principle to dispose of its U.K. subsidiary.

     In December 1995, the Company announced a new retail and contract distribution strategy to acquire several companies which own and franchise residential floorcovering centers throughout the United States, as well as several commercial carpet contractors. During 1997, the Company acquired several additional retail and commercial contractors including The Carpet Exchange, Baker Brothers, Carpet Factory Outlelt, Vulcan Floors, Inc., Morton Floors and several others. In addition, the Company opened 28 residential retail stores and in December 1997 announced a plan to close approximately 100 residential retail stores which contributed negatively to the Company's profitability. Net sales for the Company's retail and commercial contract business totaled $949.1 million in 1997 and at January 3, 1998, the Company has approximately 448 retail and commercial contract locations throughout the United States.

     The Company believes that by combining the resources of the manufacturer and retailer and developing a contract distribution network, it can provide a full range of products and services to more effectively meet the needs of the end-users of both residential and commercial carpet products at significantly improved margins. As part of this strategy, the Company continues its efforts to develop an alignment program with dealers of both residential and commercial carpet products to provide a collection of services, benefits and programs that will encourage dealers to purchase more from the Company. At January 3, 1998, the Company has approximately 1500 aligned dealers.

     The Company, based upon its international expansion which began in 1993 and continued into 1995, is now positioned to supply the Australian, Pacific Rim and other markets with high quality products. For 1997, 1996 and 1995, international operations accounted for 9.2, 10.5, and 12.6 percent, respectively, of the Company's net sales. As a result of its foreign expansion, the Company has limited exposure to fluctuations in foreign currency exchange rates on its intercompany payables. The Company may employ foreign currency forward exchange contracts when, in the normal course of business, they are determined to effectively manage and reduce such exposure. Geographical information about the Company's sales, operating profit and identifiable assets is incorporated by reference to page 20 of Exhibit 13 to this report.

Products and Marketing

     Substantially all carpet manufactured by the Company is tufted carpet made from nylon, polypropylene yarn and wool. In the tufting process, yarn is inserted by multiple needles into a synthetic backing, forming loops which may be cut or left uncut, depending on the desired texture or construction. According to industry estimates, tufted carpet accounted for 90.8% of unit volume shipments of carpet manufactured in the United States during 1997. Substantially all carpet manufactured in the United States is made from synthetic fibers, with nylon accounting for 61.6% of the total, polypropylene 32.1%, polyester 5.9% and wool 0.4%. During 1997, the Company processed approximately 97% of its requirements for carpet yarn in its own yarn processing facilities.

     The Company believes that its significant investment in modern, state-of-the-art equipment has been an important factor in achieving and maintaining its leadership position in the marketplace. During the past five fiscal years, the Company has invested approximately $739 million (including acquisitions) in property additions. The Company continually seeks opportunities for increasing its sales volume and market share. For example, the Company continues to expand its product lines of carpet manufactured from polypropylene fiber, including fibers produced by the Company's own extrusion equipment. The Company also has a manufacturing facility for the production of carpet tiles for the commercial market to facilitate the Company's growing demand for its tile products.

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

Sales and Distribution

     The Company's wholesale products are marketed domestically by approximately 940 salaried sales personnel in its various marketing divisions directly to retailers and distributors and to large national accounts through the Company's National Accounts Division. The Company's ten (10) regional warehouse facilities and eight (8) redistribution centers, along with its centralized management information system, enable it to provide prompt delivery of its products to both its retail customers and wholesale distributors. The Company's substantial investment in management information systems permits efficient production scheduling and control of inventory levels.

     The Company sells its wholesale products to approximately 40,620 retailers, distributors and national accounts located throughout the United States, Australia, Mexico, the United Kingdom and Canada. Retailers and national accounts, on a combined basis, accounted for approximately 68.9% of the Company's carpet sales for 1997. Shaw also sells to approximately 70 wholesale distributors. Approximately 4.6% of the Company's carpet sales in 1997 were to distributors. Sales of Shaw products in foreign markets, including the sales of foreign subsidiaries, accounted for approximately 9.2% of total sales in 1997. No single customer accounted for more than 2% of the Company's sales during 1997.

     The Company's retail and commercial contract business accounted for 26.5% of the Company's total sales for 1997 and was substantially sold through those businesses acquired by the Company in 1996 and 1997.

Competition

     The carpet industry is highly competitive with more than 200 companies engaged in the manufacture and sale of carpet in the United States. Carpet manufacturers also face competition from the hard surface floorcovering industry. According to industry estimates, carpet accounts for approximately 70% of the total United States production of all flooring types. The principal methods of competition within the carpet industry are quality, style, price and service. The Company believes its strategically located regional warehouse facilities and redistribution centers, together with its retail and contract distribution network, provide a competitive advantage by enabling it to supply carpet on a timely basis to customers. The Company's long-standing practice in investing in modern, state-of-the-art equipment contributes significantly to its ability to compete effectively on the basis of quality, style and price.

Raw Materials

     The principal raw materials used by the Company are nylon fiber and filament, and synthetic backing; additional raw materials include polyester, polypropylene and wool fibers and filaments, jute, latex and dye. During 1997, the Company experienced no significant shortages of raw materials.

Employees

     At January 3, 1998, the Company had approximately 29,500 full-time employees. In the opinion of management, employee relations are good. Employees are involved in the Quality Improvement Process, which began in 1985 as a program designed to improve the Company's products and services through education and training. A small number of the Company's retail and commercial contractor employees in the United States are represented by unions. Certain employees of foreign subsidiaries are represented by unions.

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

     The Company continued its commitment to the environment during 1997. Because of this commitment to finding new ways of using mill waste, the Company is agressively pursuing an environmentally friendly use for all of its waste products. For example, future possibilities for use of fiber reinforced concrete include road and bridge construction, military applications, building foundations, tile, brick and concrete blocks.

Patents, Trademarks, etc.

     Patent protection has not been significant to the Company's business, although the Company does hold several patents covering machinery used in a specific carpet coloring process.

                               Item 2. Properties
The Company's executive offices are located in Dalton, Georgia. At January 3, 1998, the Company operated additional facilities as follows:

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

Tennessee                     Carpet manufacturing, yarn spinning

Domestic Facilities (retail - number of locations in parenthesis including locations being closed)

Arizona                       Retail stores (13)
California                    Retail stores, warehousing, administrative (57)
Colorado                      Retail stores, warehousing, administrative (12)
Connecticut                   Retail stores (9)
Florida                       Retail stores, warehousing, administrative (38)
Georgia                       Retail stores, warehousing, administrative (4)
Idaho                         Retail stores (5)
Illinois                      Retail stores, warehousing, administrative (41)
Indiana                       Retail stores, administrative (19)
Iowa                          Retail stores (9)
Kansas                        Retail stores (3)
Maryland                      Retail stores, warehousing, administrative (6)
Massachusetts                 Retail stores, warehousing, administrative (14)
Michigan                      Retail stores, warehousing, administrative (49)
Minnesota                     Retail stores, warehousing, administrative (2)
Mississippi                   Retail stores (1)
Missouri                      Retail stores, warehousing, administrative (12)
Montana                       Retail stores (1)
New Hampshire                 Retail stores (4)
New Jersey                    Retail stores, administrative (13)
New Mexico                    Retail stores (4)
New York                      Retail stores, warehousing, administrative (11)
North Carolina                Retail stores (23)
Ohio                          Retail stores, warehousing, administrative (13)
Oregon                        Retail stores (3)
Pennsylvania                  Retail stores (13)
Rhode Island                  Retail stores (2)
South Carolina                Retail Stores (9)
Tennessee                     Retail stores (4)
Texas                         Retail stores, warehousing, administrative (8)
Utah                          Retail stores (1)
Virginia                      Retail stores, warehousing, administrative (22)
Washington                    Retail stores, warehousing, administrative (17)
Wisconsin                     Retail stores (4)
Wyoming                       Retail stores (1)

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

Gwent, Wales                  Yarn extrusion, yarn processing

Victoria, Australia           Yarn extrusion, yarn processing, tufting, dyeing,
                              coating, distribution and administrative offices

Donaghadee, N. Ireland        Tufting, dyeing and finishing

     In December 1997, the Company announced a plan to close approximately 100 residential retail store locations which are being phased out. In addition, the Company entered into an agreement in December 1997 to dispose of Carpets International, Plc (the Company's wholly owned U.K. subsidiary) which will be completed in April 1998. The Company maintains leased warehouses and customer service facilities in or near Dallas; Los Angeles (2); Seattle; San Francisco; Chicago; Minneapolis; Boston; and Cranbury, New Jersey. Each leased warehouse facility includes a sales showroom. Substantially all of the Company's retail facilities are leased. The Company believes that current facilities are adequately insured and well maintained, substantially used and provide adequate production capacity for current and anticipated future operations.

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

     In June 1994, the Company and several other carpet manufacturers received a grand jury subpoena from the Antitrust Division of the United States Department of Justice relating to an investigation of the industry. In October, 1997, the Company received formal notification from the Department of Justice that the investigation has been closed. In December 1995, the Company learned that it was one of six carpet companies named as additional defendants in a pending antitrust suit filed in the United states District Court of Rome, Georgia. The amended complaint alleges price-fixing regarding certain types of carpet products in violation of Section 1 of the Sherman Act. The amount of damages sought is not specified. If any damages were to be awarded, they may be trebled under the applicable statute. The Company has filed an answer to the complaint that denies plaintiffs' allegations and sets forth several defenses. In September 1997, the Court issued an order certifying a nationwide plaintiff class of persons and entities who purchase "mass production" polypropylene carpet directly from any of the defendants from June 1, 1991 through June 30, 1995, excluding, among others, any persons or entities whose only purchases were from any of the Company's retail establishments. Discovery began in November 1997. The Company is also a party to two consolidated lawsuits pending in the Superior Court of the State of California, City and County of San Francisco, both of which were brought on behalf of purported class of indirect purchasers of carpet in the State of California and which seek damages for alleged violations of California antitrust and fair competition laws. The Company believes that it has meritorious defenses to plaintiffs' claims in the lawsuits described in this paragraph and intends to defend these actions vigorously. After consultation with counsel, it is the opinion of management that, although there can be no assurance given, none of the claims described in this paragraph, when resolved, will have a material adverse effect upon the Company.

     In February 1996, a jury in Greensboro, North Carolina returned a verdict against the Company in litigation brought by four former employees of Salem Carpet Mills, acquired by the Company in 1992, alleging age discrimination and sex discrimination in employment decisions with regard to such employees. The litigation was subsequently settled by the parties. Terms of the settlement were not disclosed. The settlement did not have a material adverse effect on the Company's financial condition or results of operations.

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

     At the end of fiscal year 1997, there were no other pending legal proceedings to which the Company was a party or to which any of its property was subject which, in the opinion of management, were likely to have a material adverse effect on the Company's business, financial condition or results of operations.

Item 4.  Submission of Matters to Vote of Security Holders

       Not applicable.

Item 4(A).  Executive Officers of the Registrant

Name                           Age      Officer       Position
                                        Since

Robert E. Shaw                 66       1967          Chairman, Chief Executive Officer and Director

W. Norris Little               66       1978          President and Chief Operating Officer and Director

Vance D. Bell                  46       1983          Vice President, Marketing

Kenneth G. Jackson             40       1996          Vice President and Chief Financial Officer

Carl P. Rollins                54       1991          Vice President, Administration

Bennie M. Laughter             46       1986          Vice President, Secretary and General Counsel

Douglas H. Hoskins             63       1978          Controller


     Officers of the Company are elected annually by the Board of Directors. All of the executive officers of the Company except for Mr. Jackson have served as executive officers for the Company for more than the past five years.

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

     At March 9, 1998, there were 4,065 holders of record of the Company's common stock.

Item 6.  Selected Financial Data

     This information is set forth on page 1 of the Exhibit 13 under the caption "Ten Year Financial Review."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This information is set forth on pages 2 - 4 of Exhibit 13 to this report.

Item 8.  Financial Statements and Supplementary Data

     This information is set forth on pages 5 -24 of Exhibit 13.

Item 9.  Disagreements on Accounting and Financial Disclosure

     None.

                                    PART III
Item 10.  Directors and Executive Officers of the Registrant

     Information concerning directors is incorporated by reference to "Election of Class of Directors" on pages 3-6 of the Proxy Statement for the 1998 Annual Meeting of Shareholders. Reference is also made to Item 4(A) of Part I of this report, "Executive Officers of the Registrant," which information is incorporated herein.

Item 11.  Executive Compensation

     This information is incorporated by reference to "Executive Compensation" on pages 3 - 5 of the Proxy Statement for the 1998 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     This  information  is  incorporated  by  reference  to  "Voting  Rights and
Principal Shareholders" and "Election of Directors" on pages 2 and 3 - 4 respectively, of the Proxy Statement for the 1998 Annual Meeting of Shareholders.

                                     PART IV
Item 13.Certain Relationships and Related Transactions

     This information is incorporated by reference to "Certain Relationships" on page 4 of the Proxy Statement for the 1998 Annual Meeting of Shareholders.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:

1.  Financial Statements

     Exhibit 13, a copy of which is filed with this Form 10-K, contains the balance sheets as of January 3, 1998 and December 28, 1996, the related statements of income, shareholders' investment and cash flow for each of the three years in the period ended January 3, 1998, and the related report of Arthur Andersen LLP. These financial statements and the report of Arthur Andersen LLP are incorporated herein by reference. The financial statements incorporated by reference include the following:

     Balance Sheets - January 3, 1998 and December 28, 1996

     Statements of Income for the years ended January 3, 1998, December 28, 1996 and December 30, 1995.

     Statements   of  Shareholders'  Investment  for the years ended  January 3,
     1998, December 28, 1996 and December 30, 1995.

     Statements of Cash Flow for the years ended January 3, 1998, December 28, 1996 and December 30, 1995.

2.  Financial Statement Schedules

      Report of Independent Public Accountants on Financial Statement Schedule

      Schedule II - Valuation and Qualifying Accounts for the Years Ended January 3, 1998, December 28, 1996 and December 30, 1995.

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

10(c), 10(d), 10(e) and 10(f) Reserved

10(g)Credit Agreement dated March 26, 1997, between Registrant and Nationsbank of Georgia, National Association, regarding a $900,000,000 revolving credit facility. [Incorporated herein by reference to the Registrant's December 31, 1994 Form 10-K filed with the Securities and Exchange Commission (File No. 1-6853).]

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

13   Items   Incorporated   by  Reference   from  the  1997  Annual   Report  to
     Shareholders.

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

(b) No reports on Form 8-K were filed during the last quarter of fiscal 1997.

                                   SIGNATURES
       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SHAW INDUSTRIES, INC.

Date:  March 31, 1998                   By:/s/ ROBERT E. SHAW
                                           ------------------
                                        Robert E. Shaw
                                        Chairman, Chief Executive Officer
                                        and Director


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  March 31, 1998                   /s/ ROBERT E. SHAW
                                        ------------------
                                        Robert E. Shaw
                                        Chairman, Chief Executive Officer
                                        and Director
                                        (Principal Executive Officer)

Date:  March 31, 1998                   /s/ KENNETH G. JACKSON
                                        ----------------------
                                        Kenneth G. Jackson
                                        Vice President and Chief Financial
                                        Officer
                                        (Principal Financial and Accounting
                                        Officer)

Date:  March 31, 1998                   /s/ J. C. SHAW
                                        --------------
                                        J.C. Shaw
                                        Chairman Emeritus and Director

Date:  March 31, 1998                   /s/ W. NORRIS LITTLE
                                        --------------------
                                        W. Norris Little
                                        President and Chief Operating Officer
                                        and Director

Date:  March 31, 1998                   /s/ WILLIAM C. LUSK, JR.
                                        -----------------------
                                        William C. Lusk, Jr.
                                        Director

Date:  March 31, 1998                   /s/ ROBERT R. HARLIN
                                        --------------------
                                        Robert R. Harlin
                                        Director

Date:  March 31, 1998                   /s/ THOMAS G. COUSINS
                                        ---------------------
                                        Thomas G. Cousins
                                        Director

Date:  March 31, 1998                   /s/ TUCKER GRIGG
                                        ----------------
                                        S. Tucker Grigg
                                        Director

Date:  March 31, 1998                   /s/ ROBERT J. LUNN
                                        ------------------
                                        Robert J. Lunn
                                        Director

Date:  March 31, 1998                   /s/ J. HICKS LANIER
                                        -------------------
                                        J. Hicks Lanier
                                        Director

Date:  March 31, 1998                   /s/ R. JULIAN McCAMY
                                        --------------------
                                        R. Julian McCamy
                                        Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE



To the Shareholders of
Shaw Industries, Inc.:

We have audited in accordance with generally accepted auditing standards the financial statements of SHAW INDUSTRIES, INC. included in the Annual Report to Shareholders incorporated by reference in this Form 10-K and have issued our report thereon dated February 20, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 20, 1998

                                                                     SCHEDULE II
                              SHAW INDUSTRIES, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

  FOR THE YEARS ENDED JANUARY 3, 1998, DECEMBER 28, 1996 AND DECEMBER 30, 1995

$ in thousands
                                                                 Additions
                                                 Balance at      Charged to
                                                 Beginning        Costs and                        Balance at
                                                  of Year         Expenses        Deductions       End of Year
                                                 ----------      ----------      ------------      -----------

YEAR ENDED DECEMBER 30, 1995:
     Allowance for doubtful accounts and
     discounts .........................      $     17,925    $    110,541    $      113,720 *   $     14,746
                                                 ==========      ==========      ============       ==========

YEAR ENDED DECEMBER 28, 1996:
     Allowance for doubtful accounts and
     discounts .........................      $     14,746    $    108,610    $      106,689     $     16,667
                                                 ==========      ==========      ============       ==========


YEAR ENDED JANUARY 3, 1998:
     Allowance for doubtful accounts and
     discounts .........................      $     16,667    $    117,271    $      117,655     $     16,283
                                                 ==========      ==========      ============       ==========


* Deductions for December 30, 1995 include $1,018,000 related to the deconsolidation of the Terza Joint Venture.