Form 10-Q
period 1998-04-04
SHAW INDUSTRIES INC
filed 1998-05-18
CIK 89498

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------


                                    FORM 10-Q


(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                       April 4, 1998
                               -----------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________________to________________________


                          Commission file number 1-6853

                              SHAW INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         GEORGIA                                                 58-1032521
--------------------------------------------------------------------------------
(State or other jurisdiction                                  (I.R.S. Employer
 of incorporation or organization)                           Identification No.)

616 E. WALNUT AVENUE,    DALTON, GEORGIA                                30720
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code                (706) 278-3812

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

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: May 11, 1998 - 121,058,054 shares

                              SHAW INDUSTRIES, INC.
                                    FORM 10-Q
                                      INDEX






PART I - FINANCIAL INFORMATION                                      PAGE NUMBERS
         ---------------------                                      ------------

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets - April 4, 1998
                  and January 3, 1998                                        3-4

                  Condensed Consolidated Statements of Income and Retained
                           Earnings -  For the Three Months Ended
                           April 4, 1998 and  March 29, 1997                   5


                  Condensed Consolidated Statements of Cash Flow -
                           For the Three Months Ended April 4, 1998
                           and March 29, 1997                                  6

                  Notes to Condensed Consolidated Financial Statements       7-8

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of Operations          9-10


PART II - OTHER INFORMATION                                                10-11
          -----------------
SIGNATURES                                                                    12

PART 1 - ITEM ONE - FINANCIAL INFORMATION
SHAW INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)


ASSETS                                        April 4,       January 3,
                                               1998            1998
                                            -----------    -----------
                                            (UNAUDITED)
CURRENT ASSETS:
    Cash and cash equivalents ...........   $    23,363    $    43,571
                                            -----------    -----------
    Accounts receivable, less
      allowance for doubtful accounts and
      discounts of $17,961 and $16,283 ..       381,062        374,516
                                            -----------    -----------

    Inventories -
      Raw materials .....................       231,929        235,820
      Work-in-process ...................        31,394         23,584
      Finished goods ....................       273,314        270,655
                                            -----------    -----------
                                                536,637        530,059
                                            -----------    -----------
    Other current assets ................        75,927        118,267
                                            -----------    -----------
                  TOTAL CURRENT ASSETS ..     1,016,989      1,066,413
                                            -----------    -----------

   PROPERTY, PLANT AND EQUIPMENT,
      At cost:
    Land and land improvements ..........        26,181         27,827
    Buildings and leasehold improvements        288,009        299,090
    Machinery and equipment .............       963,331        987,561
    Construction in progress ............        73,805         69,345
                                            -----------    -----------
                                              1,351,326      1,383,823
    Less - Accumulated depreciation and
           amortization .................      (745,576)      (759,444)
                                            -----------    -----------
                                                605,750        624,379
                                            -----------    -----------

   GOODWILL, net ........................       234,429        236,209
                                            -----------    -----------
   INVESTMENT IN JOINT VENTURE ..........        20,650         21,269
                                            -----------    -----------
   OTHER ASSETS .........................        20,596         19,344
                                            -----------    -----------
                  TOTAL ASSETS ..........   $ 1,898,414    $ 1,967,614
                                            ===========    ===========

LIABILITIES AND SHAREHOLDERS' INVESTMENT


                                             April 4,        January 3,
                                               1998             1998
                                            -----------    -----------
                                            (UNAUDITED)
CURRENT LIABILITIES:
    Notes payable .......................   $         9    $        10
    Current maturities of long-term debt            333          2,752
    Accounts payable ....................       168,704        161,964
    Accrued liabilities .................       162,519        160,728
                                            -----------    -----------
         TOTAL CURRENT LIABILITIES ......       331,565        325,454
                                            -----------    -----------

   LONG-TERM DEBT, less current maturities      977,838        930,424
                                            -----------    -----------
   DEFERRED INCOME TAXES ................        63,809         61,689
                                            -----------    -----------
   OTHER LIABILITIES ....................        11,421         12,513
                                            -----------    -----------

   SHAREHOLDERS' INVESTMENT:
    Common stock, no par, $1.11 stated value,
     authorized 500,000,000 shares; issued and
     outstanding: 120,661,854 shares at
     April 4, 1998 and 131,118,065 shares
     at January 3, 1998 .................       133,936        145,542
    Paid-in capital .....................             0         54,745
    Cumulative translation adjustment ...        (2,416)          (620)
    Retained earnings ...................       382,261        437,867
                                            -----------    -----------
         TOTAL SHAREHOLDERS' INVESTMENT .       513,781        637,534
                                            -----------    -----------

         TOTAL LIABILITIES AND SHAREHOLDERS'
           INVESTMENT ...................   $ 1,898,414    $ 1,967,614
                                            ===========    ===========




     The accompanying notes are an integral part of these consolidated financial statements.

SHAW INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
                                              THREE MONTHS  THREE MONTHS
                                                 ENDED          ENDED
                                                April 4,      March 29,
                                                  1998          1997
                                               ---------     ---------

   NET SALES ...............................   $ 864,985     $ 808,653
   COSTS AND EXPENSES:
     Cost of sales .........................     646,114       608,563
     Selling, general and administrative ...     168,148       167,397
     Pre-opening expenses, retail operations         209         1,760
     Interest expense, net .................      15,227        13,728
     Other expense(income), net ............       2,633          (484)
                                               ---------     ---------
   INCOME BEFORE INCOME TAXES ..............      32,654        17,689
   PROVISION FOR INCOME TAXES ..............      13,368         7,624
                                               ---------     ---------
   INCOME BEFORE EQUITY IN INCOME OF JOINT
    VENTURE ................................      19,286        10,065
   EQUITY IN INCOME OF JOINT VENTURE .......         219           683
                                               =========     =========
   NET INCOME ..............................   $  19,505     $  10,748
                                               =========     =========

   DIVIDENDS PAID PER COMMON SHARE .........   $   0.075     $   0.075
                                               =========     =========

   EARNINGS PER COMMON SHARE:
     Basic and diluted basis - .............   $    0.15     $    0.08
                                               =========     =========


   RETAINED EARNINGS:
     Beginning of period ...................   $ 437,867     $ 448,939
     Add - net income ......................      19,505        10,748
     (Deduct) - dividends paid .............      (9,834)       (9,983)
     (Deduct) - purchase and retirement
                of common stock ............     (65,277)         --
                                               ---------     ---------
     End of period .........................   $ 382,261     $ 449,704
                                               =========     =========

     The accompanying notes are an integral part of these consolidated financial statements.

SHAW INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOW                                      THREE MONTHS  THREE MONTHS
(UNAUDITED AND IN THOUSANDS)                       ENDED        ENDED
                                                  April 4,    March 29,
                                                    1998        1997
                                                 ---------    --------
OPERATING ACTIVITIES:
    Net income ...............................   $  19,505    $ 10,748
                                                 ---------    --------
    Adjustments to reconcile net income
     to net cash provided by operating
     activities:
      Depreciation and amortization ..........      20,960      23,727
      Provision for doubtful accounts ........       2,207       2,033
      Deferred income taxes ..................       3,060        (930)
      Other, net .............................      (4,499)    (14,529)
      Changes in operating assets and
      liabilities, net of acquisitions:
           Accounts receivable ...............     (40,435)     (7,470)
           Inventories .......................     (51,110)    (40,585)
           Other current assets ..............      40,125       2,951
           Accounts payable ..................      25,513      11,061
           Accrued liabilities ...............       9,713      (4,117)
                                                 ---------    --------
             Total adjustments ...............       5,534     (27,859)
                                                 ---------    --------
      Net cash provided (used) by operating
       Activities ............................      25,039     (17,111)
                                                 ---------    --------
   INVESTING ACTIVITIES:
    Additions to property, plant and equipment     (19,828)    (24,866)
    Disposal of U.K. assets ..................     (16,566)       --
    Acquisitions of business assets ..........        --       (28,026)
                                                 ---------    --------
      Net cash used in investing activities ..     (36,394)    (52,892)
                                                 ---------    --------
   FINANCING ACTIVITIES:
    Decrease in notes payable ................          (1)    (38,605)
    Increase in long-term debt ...............     132,611      88,147
    Dividends paid ...........................      (9,834)     (9,983)
    Purchase and retirement of common stock ..    (133,630)       --
    Proceeds from exercise of stock options ..       2,001         153
                                                 ---------    --------
      Net cash (used)provided by financing
        Activities ...........................      (8,853)     39,712
                                                 ---------    --------
   NET (DECREASE)IN CASH AND CASH
     EQUIVALENTS .............................     (20,208)    (30,291)
   CASH AND CASH EQUIVALENTS AT BEGINNING
     OF PERIOD ...............................      43,571      49,581
                                                 =========    ========
   CASH AND CASH EQUIVALENTS AT END OF PERIOD    $  23,363    $ 19,290
                                                 =========    ========


The accompanying notes are an integral part of these consolidated financial statements.

                     SHAW INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
         ---------------------------------------------------------------

1. Basis of Presentation
     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's 1997 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position, results of operations and cash flow at the dates and for the periods presented. Interim results of operations are not necessarily indicative of the results to be expected for a full year.

2. Inventories
     The Company uses the last-in, first-out (LIFO) method of valuing substantially all of its domestic inventories. If LIFO inventories were valued at current costs, the inventories would have been $11,259,000 and $11,707,000 lower at April 4, 1998 and January 3, 1998, respectively. The Company's foreign inventories and certain of its finished goods inventories, representing 20.2 percent of total inventories, are valued at the lower of first-in, first-out
(FIFO) cost or market.

3. Long-term Debt
     In March 1998, the Company completed a new domestic revolving credit facility which provides for borrowings of up to $1.0 billion and expires in March 2003. The borrowings bear interest at variable rates equal to the London Interbank Offered Rate (LIBOR) plus margins ranging from 0.220 percent to 0.750 percent, depending on the Company's consolidated funded debt to earnings ratio, as defined. Fees associated with the domestic revolving credit agreement include a facility fee on the committed amount ranging from 0.10 percent 0.25 percent. The LIBOR-based rate at April 4, 1998 was 6.24 percent and borrowings outstanding under this new facility totaled $898,000,000.

4. Purchase and Retirement of Common Stock

     In March 1998, the Company purchased approximately 10,622,000 shares of its common stock under a "Dutch Auction" tender offer at a purchase price of $12.50 per share which represented approximately 8.1 percent of its shares outstanding at the time of the tender offer.

5. Disposal of Carpets International, Plc

     On April 3, 1998 the Company completed the disposition of Carpets International, Plc, the Company's wholly owned U.K. subsidiary which resulted in a liquidation of certain assets, net of liabilities of $16.6 million. The disposal resulted in a charge to earnings of $20,300,000, net of tax benefit, which was recorded in the fourth quarter of the Company's year ended January 3, 1998.

6. Earnings Per Share

     The Company adopted SFAS No. 128, "Earnings Per Share," effective January 3, 1998. Earnings per share for the quarter ended April 4, 1998 and March 29, 1997 have been computed based upon the weighted average shares and dilutive potential common shares outstanding. The net income amounts presented in the accompanying condensed consolidated statements of income represent amounts available or related to shareholders.

     The following table reconciles the denominator of the basic and diluted earnings per share computations:

                                                             Three Months Ended
                                                         April 4, 1998   March 29, 1997
   ---------------------------------------------------- --------------   --------------
   Weighted average common shares .....................   128,902,035     133,041,617
   Incremental shares from assumed
       conversions of options under 1987 and
       1992 incentive stock option plans ..............       394,059         443,681
   ----------------------------------------------------   -----------     -----------
   Weighted average common shares and
       dilutive potential common shares ...............   129,296,094     133,485,298
   ----------------------------------------------------   -----------     -----------


7. Derivative Financial Instruments

     The Company uses interest rate swaps to fix interest rates on current and anticipated borrowings to reduce exposure to interest rate fluctuations. Under existing accounting literature, these interest rate swaps are accounted for as hedging activities. The net cash paid or received on interest rate hedges is included in interest expense. The Company may also employ foreign currency exchange contracts when, in the normal course of business, they are determined to effectively manage and reduce foreign currency exchange fluctuation risk. At April 4, 1998, the Company had no foreign currency exchange contracts outstanding. The Company does not enter into financial derivatives for speculative or trading purposes.

8. Comprehensive Income

     Effective January 4, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires additional disclosure of amounts comprising comprehensive income. The Company has other comprehensive income in the form of cumulative translation adjustments which resulted in total comprehensive income of $17,709,000 and $11,363,000 for the quarters ended April 4, 1998 and March 29, 1997, respectively.

                     SHAW INDUSTRIES, INC. AND SUBSIDIARIES
                ITEM TWO-MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
GENERAL

     The Company's business, as well as the U.S. carpet industry in general, is cyclical in nature and is significantly affected by general economic conditions. The level of domestic carpet sales tends to reflect fluctuations in consumer spending for durable goods and, to a lesser extent, fluctuations in interest rates and new housing starts. The Company's international operations are also impacted by the economic climates in the markets in which they operate (primarily the United Kingdom, Australia and Mexico). During the first quarter of 1998, demand for the Company's domestic wholesale manufacturing business improved substantially over that of the first quarter of 1997, while sales prices were comparable and margins improved slightly. International markets improved in late 1997 and the first quarter of 1998, but sales prices and margins declined slightly in the first quarter of 1998 compared to the first quarter of 1997.

     During the quarter ended April 4, 1998 net sales for the Company's residential retail and commercial contractor business totaled $221.1 million compared to $197.9 million for the quarter ended March 29, 1997. At April 4, 1998 the Company has 351 residential retail and commercial contractor locations throughout the United States. The Company believes that by combining the resources of the manufacturer and retailer and developing a commercial contract distribution network, it can provide a full range of products and services to more effectively meet the needs of the end user of both residential and commercial carpet products at significantly improved margins. As part of this strategy, the Company continues its efforts to develop an alignment program with dealers of both residential and commercial carpet products to provide a collection of services, benefits and programs that will encourage dealers to purchase more from the Company. At April 4, 1998, the Company has approximately 1,500 aligned dealers.

LIQUIDITY AND CAPITAL RESOURCES

     At April 4, 1998, the Company had working capital of $685.4 million, a decrease of $55.6 million, or 7.5 percent, from the working capital of $741.0 million at January 3, 1998. Cash and cash equivalents decreased $20.2 million from $43.6 million at January 3, 1998 to $23.4 million at April 4, 1998. The Company's operations generated cash flow of $25.0 million in the first quarter of 1998, principally from net income of $19.5 million adjusted for depreciation and amortization for $21.0 million, a decrease in other current assets of $40.1 million and an increase in accounts payable and accrued liabilities of $35.2 million, offset in part by increases in accounts receivable and inventories of $91.5 million. In the first quarter of 1997, cash used by operating activities was $17.1 million primarily as a result of increases in accounts receivable and inventories of $48.1 million, offset in part by net income of $10.7 million adjusted for depreciation and amortization $23.7 million. In the first quarter of 1998, the Company's investing activities included additions to property, plant and equipment, net of retirements, of $19.8 million and the liquidation of Carpets International, Plc (U.K.) assets, net of liabilities, of $16.6 million compared to additions to property, plant and equipment, net of retirements, of $24.9 million and acquisitions of business assets of $28.0 million in the first quarter of 1997. Cash used by financing activities for the first quarter of 1998 of $8.9 million included the purchase and retirement of common stock of $133.6 million and the payment of cash dividends of $9.8 million, offset in part by an increase in long-term borrowings, net of payments, of $132.6 million and proceeds from the exercise of stock options of $2.0 million. Cash flow provided by financing activities for the first quarter of 1997 of $39.7 million included an increase in long-term borrowings, net of payments, of $88.1 million, offset in part by cash dividends of $10.0 million and payments on notes payable of $38.6 million.

     The Company has continued to maintain a strong working capital position. Effective use of capital and the Company's ability to generate cash flow from operations has enabled it to invest in technologies which reduce production costs, generate operating margins that have historically exceeded industry averages and implement its retail strategy.

     Capital expenditures for property, plant and equipment, net of retirements necessary to maintain the Company's facilities in a modern state-of-the-art condition and expand its production capacity were $19.8 million for the three months ended April 4, 1998. Management anticipates total capital expenditures and capitalized lease obligations of approximately $50 million for the remainder of 1998 to expand and upgrade its manufacturing and distribution equipment to meet anticipated increases in sales volume, to improve efficiency and to upgrade its current retail operations.

     The Company's primary source of financing is an unsecured revolving credit facility with a banking syndicate which provides for borrowings of up to $1.0 billion and expires in March 2003. Interest on borrowings under this facility is currently based on LIBOR, and was 6.24 percent at April 4, 1998. At April 4, 1998, borrowings outstanding under this credit facility were $898.0 million.

RESULTS OF OPERATIONS
Three Months Ended April 4, 1998 Compared To Three Months Ended March 29, 1997

     Net sales increased $56.3 million, or 7.0 percent, to $865.0 million in the first quarter of 1998. The increase was primarily attributable to incremental net sales of $23.2 million related to the residential retail and commercial contract business and an increase in the net sales volumes of $33.1 million for the Company's wholesale manufacturing operations in both the domestic and international markets. Gross margin as a percentage of net sales increased .6 percent to 25.3 percent in the first quarter of 1998 compared to the first quarter for 1997, primarily due to improved sales product mix and increases in the efficiency relationships of volume and fixed costs for the domestic wholesale manufacturing business.

     Selling, general and administrative expenses for the first quarter of 1998 were $168.1 million, or 19.4 percent of net sales, compared to $167.4 million, or 20.7 percent of net sales, in the comparable period of 1997. Pre-opening expenses related to the retail operations totaled $0.2 million for the first quarter of 1998 compared to $1.8 million for the first quarter of 1997. Interest expense, net increased to $15.2 million for the first quarter of 1998 from $13.7 million for the first quarter of 1997 as a result of higher borrowings.

     The effective  income tax rate for the first  quarter of 1998  decreased to
40.9 percent compared to 43.1 percent for the first quarter of 1997 due to more profitable foreign operations in 1998 which are taxed at a lower effective income tax rate.

FOREIGN OPERATIONS

     The Company's primary foreign operations are conducted through its Australian subsidiaries, where the functional currency is Australian dollars. Fluctuations in the value of foreign currencies create exposures which can impact the Company's operating results. The Company may employ foreign currency forward exchange contracts when, in the normal course of business, they are determined to effectively manage and reduce such exposure. The Company does not enter into foreign currency forward exchange contracts for speculative trading purposes.

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

     In June 1994, the Company and several other carpet manufacturers received a grand jury subpoena from the Antitrust Division of the United States Department of Justice relating to an investigation of the industry. In October, 1997, the Company received formal notification from the Department of Justice that the investigation has been closed. In December 1995, the Company learned that it was one of six carpet companies named as additional defendants in a pending antitrust suit filed in the United States District Court in Rome, Georgia. The amended complaint alleges price-fixing regarding certain types of carpet products in violation of Section 1 of the Sherman Act. The amount of damages sought is not specified. If any damages were to be awarded, they may be trebled under the applicable statute. The Company has filed an answer to the complaint that denies plaintiffs' allegations and sets forth several defenses. In September 1997, the Court issued an order certifying a nationwide plaintiff class of persons and entities who purchased "mass production" polypropylene carpet directly from any of the defendants from June 1, 1991 through June 30, 1995, excluding, among others, any persons or entities whose only purchases were from any of the Company's retail establishments. Discovery began in November 1997. The Company is also a party to two consolidated lawsuits pending in the Superior Court of the State of California, City and County of San Francisco, both of which were brought on behalf of purported class of indirect purchasers of carpet in the State of California and which seek damages for alleged violations of California antitrust and fair competition laws. The Company believes that it has meritorious defenses to plaintiffs' claims in the lawsuits described in this paragraph and intends to defend these actions vigorously. After consultation with counsel, it is the opinion of management that, although there can be no assurance given, none of the claims described in this paragraph, when resolved, will have a material adverse effect upon the Company.

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

     At the end of the quarter ended April 4, 1998, there were no other pending legal proceedings to which the Company was a party or to which any of its property was subject which, in the opinion of management, were likely to have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM TWO - CHANGES IN SECURITIES
                  None

ITEM THREE - DEFAULTS UPON SENIOR SECURITIES
                  None

ITEM FOUR - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  None

ITEM FIVE - OTHER INFORMATION
                  None

ITEM SIX - EXHIBITS AND REPORTS ON FORM 8-K
                  (A)  Exhibits
                          27     - Financial Data Schedule

     Shareholders may obtain copies of Exhibits without charge upon written request to the Corporate Secretary, Shaw Industries, Inc., Mail drop 061-22, P.O. Drawer 2128, Dalton, Georgia 30722-2128.

                  (B) No reports on Form 8-K have been filed during the fiscal quarter ended April 4, 1998.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      SHAW INDUSTRIES, INC.

                                       (The Registrant)


DATE:    May 18, 1998                 s/ Robert E. Shaw
---------------------                 -----------------
                                      Robert E. Shaw
                                      Chairman of the Board, Chief Executive
                                      Officer and President


DATE:    May 18, 1998                 /s/ Kenneth G. Jackson
---------------------                 ----------------------
                                      Kenneth G. Jackson
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)