Form 10-Q
period 1998-07-04
SHAW INDUSTRIES INC
filed 1998-08-18
CIK 89498

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------


                                    FORM 10-Q


(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                       July 4, 1998
                               ----------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________________to________________________


                          Commission file number 1-6853

                              SHAW INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         GEORGIA                                                  58-1032521
--------------------------------------------------------------------------------
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                            Identification No.)

616 E. WALNUT AVENUE,    DALTON, GEORGIA                                30720
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area
code     (706) 278-3812
--------------------------------------------------------------------------------

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

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: August 7, 1998 - 122,577,554 shares

                              SHAW INDUSTRIES, INC.
                                    FORM 10-Q
                                      INDEX






PART I - FINANCIAL INFORMATION                                      PAGE NUMBERS
         ---------------------                                      ------------

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets - July 4, 1998
                  and January 3, 1998                                        3-4

                  Condensed Consolidated Statements of Income and Retained Earnings - For the Three Months Ended
                           July 4, 1998 and  June 28, 1997                     5


                  Condensed Consolidated Statements of Income and Retained Earnings - For the Six Months Ended
                  July 4, 1998 and June 28, 1997                               6

                  Condensed Consolidated Statements of Cash Flow -
                           For the Six Months Ended July 4, 1998
                           and June 28, 1997                                   7

                  Notes to Condensed Consolidated Financial Statements       8-9

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of Operations         10-12


PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                           12

         Item 2.  Changes in Securities                                       12

         Item 3.  Default Upon Senior Securities                              12

         Item 4.  Submission of Matters to a Vote of Security Holders         13

         Item 5.  Other Information                                           13

         Item 6.  Exhibits and Reports on Form 8-K                            13


SIGNATURES                                                                    14

PART 1 - ITEM ONE - FINANCIAL INFORMATION
SHAW INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)




ASSETS                                                July 4,        January 3,
                                                       1998             1998
                                                   -----------      -----------
                                                   (UNAUDITED)
CURRENT ASSETS:
 Cash and cash equivalents ...................     $     8,557      $    43,571
                                                   -----------      -----------
 Accounts receivable, less
   allowance for doubtful accounts and
   discounts of $18,522 and $16,283 ..........         397,870          374,516
                                                   -----------      -----------

 Inventories -
   Raw materials .............................         259,104          235,820
   Work-in-process ...........................          25,689           23,584
   Finished goods ............................         270,941          270,655
                                                   -----------      -----------
                                                       555,734          530,059
                                                   -----------      -----------
 Other current assets ........................         120,675          118,267
                                                   -----------      -----------
               TOTAL CURRENT ASSETS ..........       1,082,836        1,066,413
                                                   -----------      -----------

PROPERTY, PLANT AND EQUIPMENT,
   At cost:
 Land and land improvements ..................          25,885           27,827
 Buildings and leasehold improvements ........         282,834          299,090
 Machinery and equipment .....................         964,900          987,561
 Construction in progress ....................          78,664           69,345
                                                   -----------      -----------
                                                     1,352,283        1,383,823
 Less - Accumulated depreciation and
        amortization .........................        (761,755)        (759,444)
                                                   -----------      -----------
                                                       590,528          624,379
                                                   -----------      -----------

GOODWILL, net ................................         128,833          236,209
                                                   -----------      -----------
INVESTMENT IN JOINT VENTURE ..................          20,703           21,269
                                                   -----------      -----------
OTHER ASSETS .................................          20,011           19,344
                                                   -----------      -----------
               TOTAL ASSETS ..................     $ 1,842,911      $ 1,967,614
                                                   ===========      ===========

LIABILITIES AND SHAREHOLDERS' INVESTMENT


                                                     July 4,         January 3,
                                                      1998              1998
                                                   -----------      -----------
                                                   (UNAUDITED)
CURRENT LIABILITIES:
 Notes payable ...............................     $         8      $        10
 Current maturities of long-term debt ........             296            2,752
 Accounts payable ............................         161,758          161,964
 Accrued liabilities .........................         209,586          160,728
                                                   -----------      -----------
      TOTAL CURRENT LIABILITIES ..............         371,648          325,454
                                                   -----------      -----------

LONG-TERM DEBT, less current maturities ......         932,974          930,424
                                                   -----------      -----------
DEFERRED INCOME TAXES ........................          66,759           61,689
                                                   -----------      -----------
OTHER LIABILITIES ............................          12,261           12,513
                                                   -----------      -----------

SHAREHOLDERS' INVESTMENT:
 Common stock, no par, $1.11 stated value,
  authorized 500,000,000 shares; issued and
  outstanding: 132,455,515 shares at
  July 4, 1998 and 131,118,065 shares
  at January 3, 1998 .........................         147,027          145,542
 Paid-in capital .............................          68,104           54,745
 Cumulative translation adjustment ...........          (4,319)            (620)
 Retained earnings ...........................         382,317          437,867
                                                   -----------      -----------
                                                       593,129          637,534
 Less - Treasury stock, at cost (10,622,361
        shares at July 4, 1998) ..............         133,860             --
                                                   -----------      -----------
      TOTAL SHAREHOLDERS' INVESTMENT .........         459,269          637,534
                                                   -----------      -----------

      TOTAL LIABILITIES AND SHAREHOLDERS'
        INVESTMENT ...........................     $ 1,842,911      $ 1,967,614
                                                   ===========      ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

SHAW INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
                                                   THREE MONTHS     THREE MONTHS
                                                       ENDED           ENDED
                                                      July 4,         June 28,
                                                       1998             1997
                                                   -----------      -----------

NET SALES ....................................     $   873,149      $   915,232
COSTS AND EXPENSES:
  Cost of sales ..............................         632,967          678,240
  Selling, general and administrative ........         168,259          184,093
  Charge to record loss on sale of
    residential retail operations, store
    closing costs and writedown of certain ...         141,526             --
    assets
  Pre-opening expenses, retail operations ....              23            1,183
  Interest expense, net ......................          15,581           15,342
  Other expense(income), net .................             833           (5,619)
                                                   -----------      -----------
(LOSS)INCOME BEFORE INCOME TAXES .............         (86,040)          41,993
(BENEFIT) PROVISION FOR INCOME TAXES .........         (20,776)          17,398
                                                   -----------      -----------
(LOSS)INCOME BEFORE EQUITY IN INCOME OF
  JOINT VENTURE ..............................         (65,264)          24,595
EQUITY IN INCOME OF JOINT VENTURE ............              43              636
                                                   -----------      -----------
NET (LOSS) INCOME ............................     $   (65,221)     $    25,231
                                                   ===========      ===========

DIVIDENDS PAID PER COMMON SHARE ..............     $       0.0      $     0.075
                                                   ===========      ===========

(LOSS)EARNINGS PER COMMON SHARE:
  Basic ......................................     $     (0.54)     $      0.19
                                                   ===========      ===========
  Diluted ....................................     $     (0.54)     $      0.19
                                                   ===========      ===========

RETAINED EARNINGS:
  Beginning of period ........................     $   447,768      $   449,704
  Add - net (loss) income ....................         (65,221)          25,231
  (Deduct) - dividends paid ..................            --            (10,038)
  (Deduct) - purchase of common stock ........            (230)            --
                                                   -----------      -----------
  End of period ..............................     $   382,317      $   464,897
                                                   ===========      ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHAW INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
                                                    SIX MONTHS       SIX MONTHS
                                                       ENDED            ENDED
                                                      July 4,          June 28,
                                                       1998             1997
                                                   -----------      -----------

NET SALES ....................................     $ 1,738,134      $ 1,723,885
COSTS AND EXPENSES:
  Cost of sales ..............................       1,279,081        1,286,803
  Selling, general and administrative ........         336,407          351,490
  Charge to record loss on sale of
    residential retail operations, store
    closing costs and writedown of certain ...         141,526             --
    assets
  Pre-opening expenses, retail operations ....             232            2,943
  Interest expense, net ......................          30,808           29,070
  Other expense(income), net .................           3,466           (6,103)
                                                   -----------      -----------
(LOSS)INCOME BEFORE INCOME TAXES .............         (53,386)          59,682
(BENEFIT) PROVISION FOR INCOME TAXES .........          (7,408)          25,022
                                                   -----------      -----------
(LOSS)INCOME BEFORE EQUITY IN INCOME OF
  JOINT VENTURE ..............................         (45,978)          34,660
EQUITY IN INCOME OF JOINT VENTURE ............             262            1,319
                                                   -----------      -----------
NET (LOSS) INCOME ............................     $   (45,716)     $    35,979
                                                   ===========      ===========

DIVIDENDS PAID PER COMMON SHARE ..............     $     0.075      $      0.15
                                                   ===========      ===========

(LOSS)EARNINGS PER COMMON SHARE:
  Basic ......................................     $     (0.37)     $      0.27
                                                   ===========      ===========
  Diluted ....................................     $     (0.37)     $      0.27
                                                   ===========      ===========

RETAINED EARNINGS:
  Beginning of period ........................     $   437,867      $   448,939
  Add - net (loss) income ....................         (45,716)          35,979
  (Deduct) - dividends paid ..................          (9,834)         (20,021)
                                                   -----------      -----------
  End of period ..............................     $   382,317      $   464,897
                                                   ===========      ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHAW INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOW                                           SIX MONTHS        SIX MONTHS
(UNAUDITED AND IN THOUSANDS)                           ENDED            ENDED
                                                      July 4,          June 28,
                                                       1998             1997
                                                   -----------      -----------
OPERATING ACTIVITIES:
 Net income ..................................     $   (45,716)     $    35,979
                                                   -----------      -----------
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and amortization .............          40,597           46,213
   Provision for doubtful accounts ...........           5,056            4,435
   Deferred income taxes .....................           6,010            2,065
   Charge to record loss on sale of
     residential retail operations, store
     closing costs and writedown of certain ..         (98,203)            --
     assets
   Other, net ................................          (5,692)         (27,145)
   Changes in operating assets and
     liabilities, net of acquisitions:
        Accounts receivable ..................         (64,538)         (34,671)
        Inventories ..........................         (69,548)         (52,234)
        Other current assets .................          36,633            3,591
        Accounts payable .....................          18,298           17,695
        Accrued liabilities ..................          37,801            7,723
                                                   -----------      -----------
          Total adjustments ..................         102,823          (32,328)
                                                   -----------      -----------
   Net cash provided (used) by operating
    Activities ...............................          57,107           (3,651)
                                                   -----------      -----------
INVESTING ACTIVITIES:
 Additions to property, plant and equipment ..         (34,412)         (39,416)
 Disposal of U.K. assets .....................         (16,566)            --
 Acquisitions of business assets .............            --            (27,709)
                                                   -----------      -----------
   Net cash used in investing activities .....         (50,978)         (67,125)
                                                   -----------      -----------
FINANCING ACTIVITIES:
 Decrease in notes payable ...................              (2)         (38,996)
 Increase in long-term debt, net of payments .          87,710           87,230
 Dividends paid ..............................          (9,834)         (20,021)
 Purchase of common stock held in treasury ...        (133,860)            --
 Proceeds from exercise of stock options .....          14,843              229
                                                   -----------      -----------
   Net cash (used)provided by financing
     Activities ..............................         (41,143)          28,442
                                                   -----------      -----------
NET (DECREASE)IN CASH AND CASH
  EQUIVALENTS ................................         (35,014)         (35,032)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD ..................................          43,571           49,581
                                                   -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...     $     8,557      $    14,549
                                                   ===========      ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

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

2. Inventories
     The Company uses the last-in, first-out (LIFO) method of valuing substantially all of its domestic inventories. If LIFO inventories were valued at current costs, the inventories would have been $13,734,000 and $11,707,000 lower at July 4, 1998 and January 3, 1998, respectively. Certain of the Company's finished goods inventories, representing 24 percent of total inventories, are valued at the lower of first-in, first-out (FIFO) cost or market.

3. Long-term Debt
     In March 1998, the Company completed a new domestic revolving credit facility which provides for borrowings of up to $1.0 billion and expires in March 2003. The borrowings bear interest at variable rates equal to the London Interbank Offered Rate (LIBOR) plus margins ranging from 0.220 percent to 0.750 percent, depending on the Company's consolidated funded debt to earnings ratio, as defined. Fees associated with the domestic revolving credit agreement include a facility fee on the committed amount ranging from 0.10 percent to 0.25 percent. The LIBOR-based rate at July 4, 1998 was 6.24 percent and borrowings outstanding under this new facility totaled $878,000,000.

4. Sale of Residential Retail Operations, Store Closing Costs and Writedown of Certain Assets

     On June 23, 1998, the Company agreed to sell substantially all of its residential retail operations to The Maxim Group, Inc. for consideration valued at approximately $115,000,000, including 3.15 million shares of Maxim stock, $25 million in cash and a one-year note in the principal amount of approximately $18 million. For the quarter ended July 4, 1998, the Company incurred a charge to record the loss on sale of the residential retail operations, store closing costs and writedown of certain assets of $141,526,000 ($98,203,000, net of tax benefit, or $.81 per share on a basic and diluted basis) related to the exiting of its residential retail business. The sale was completed effective August 9, 1998.


5. Earnings Per Share
     The Company adopted SFAS No. 128, "Earnings Per Share," effective January 3, 1998. Earnings per share for the quarter and six month periods ended July 4, 1998 and June 28, 1997 have been computed based upon the weighted average shares and dilutive potential common shares outstanding. The net income amounts presented in the accompanying condensed consolidated statements of income represent amounts available or related to shareholders.

         The following table reconciles the denominator of the basic and diluted earnings per share computations:

                                                        Three Months Ended
                                                   July 4, 1998    June 28, 1997
----------------------------------------------     -----------      -----------
Weighted average common shares ...............     121,034,349      133,766,596
Dilutive incremental shares from assumed
    conversions of options under 1987 and
    1992 incentive stock option plans ........            --             14,533
----------------------------------------------     -----------      -----------
Weighted average common shares and
    dilutive potential common shares .........     121,034,349      133,581,129
----------------------------------------------     -----------      -----------


                                                         Six Months Ended
                                                  July 4, 1998     June 28, 1997
----------------------------------------------     -----------      -----------
Weighted average common shares ...............     124,968,192      133,404,107
Dilutive incremental shares from assumed
    conversions of options under 1987 and
    1992 incentive stock option plans ........            --            210,502
----------------------------------------------     -----------      -----------
Weighted average common shares and
    dilutive potential common shares .........     124,968,192      133,614,609
----------------------------------------------     -----------      -----------


6. Derivative Financial Instruments
     The Company uses interest rate swaps to fix interest rates on current and anticipated borrowings to reduce exposure to interest rate fluctuations. Under existing accounting literature, these interest rate swaps are accounted for as hedging activities. The net cash paid or received on interest rate hedges is included in interest expense. The Company may also employ foreign currency exchange contracts when, in the normal course of business, they are determined to effectively manage and reduce foreign currency exchange fluctuation risk. At July 4, 1998, the Company had no foreign currency exchange contracts outstanding. The Company does not enter into financial derivatives for speculative or trading purposes.
     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 is effective, and the Company expects to adopt this new standard, in the Company's first quarter of fiscal 2000. The Company's management has not determined the impact this new statement will have on the financial statements.


7. Comprehensive Income
     Effective January 4, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires additional disclosure of amounts comprising comprehensive income. The Company has other comprehensive income in the form of cumulative translation adjustments which resulted in total comprehensive (loss) income of $(67,124,000) and $23,574,000 for the quarters ended July 4, 1998 and June 28, 1997, respectively, and total comprehensive
(loss) income of ($49,415,000) and $34,942,000 for the six months ended July 4, 1998 and June 28, 1997, respectively.

                     SHAW INDUSTRIES, INC. AND SUBSIDIARIES
                ITEM TWO-MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
GENERAL
         The Company's business, as well as the U.S. carpet industry in general, is cyclical in nature and is significantly affected by general economic conditions. The level of domestic carpet sales tends to reflect fluctuations in consumer spending for durable goods and, to a lesser extent, fluctuations in interest rates and new housing starts. The Company's international operations are also impacted by the economic climates in the markets in which they operate (primarily Australia and Mexico). During the first six months of 1998, demand for the Company's domestic wholesale manufacturing business improved substantially over that of the first six months of 1997, while sales prices were comparable and margins substantially improved. The Australian market improved in late 1997 and the first six months of 1998, and margins improved slightly in the first six months of 1998 compared to the first six months of 1997, while sales prices substantially declined.
         During the six months ended July 4, 1998 net sales for the Company's residential retail and commercial contractor business totaled $464.4 million compared to $437.1 million for the six months ended June 28,1997. In June 1998, the Company agreed to sell substantially all of its residential retail operations to The Maxim Group, Inc. for consideration valued at approximately $115 million. For the quarter ended July 4, 1998, the Company recorded nonrecurring charges for the loss on sale of its residential retail operations, store closing costs, and the writedown of certain assets of $141.5 million ($98.2 million, net of tax benefit) resulting from exiting substantially all of its residential retail business. At July 4, 1998, the Company has 350 residential and commercial contractor locations throughout the United States including the residential stores scheduled to be sold or closed subsequent to the end of the quarter.

LIQUIDITY AND CAPITAL RESOURCES

         At July 4, 1998, the Company had working capital of $711.2 million, a decrease of $29.8 million, or 4.0 percent, from the working capital of $741.0 million at January 3, 1998. Cash and cash equivalents decreased $35.0 million from $43.6 million at January 3, 1998 to $8.6 million at July 4, 1998. The Company's operations generated cash flow of $57.1 million in the first six months of 1998, principally from depreciation and amortization of $40.6 million, provision for doubtful accounts of $5.1 million, a charge to record the loss on sale of its residential retail operations, store closing costs and writedown of certain assets of $98.2 million, a decrease in other current assets of $36.6 million and an increase in accounts payable and accrued liabilities of $56.1 million, offset in part by a net loss of $45.6 million and increases in accounts receivable and inventories of $134.1 million. In the first six months of 1997, cash generated from operating activities was $3.7 million primarily as a result net income of $36.0 million adjusted for depreciation and amortization of $46.2 million, provision for doubtful accounts of $4.4 million and deferred income taxes of $2.1 million, offset in part by increases in inventories and accounts receivable of $52.2 million and $34.7 million, respectively. In the first six months of 1998, the Company's investing activities included additions to property, plant and equipment, net of retirements, of $34.4 million and the liquidation of Carpets International, Plc (U.K.) assets, net of liabilities, of $16.6 million compared to additions to property, plant and equipment, net of retirements, of $39.4 million and acquisitions of business assets of $29.9 million in the first six months of 1997. Cash used by financing activities for the first six months of 1998 of $41.1 million included the purchase of common stock of $133.9 million and the payment of cash dividends of $9.8 million, offset in part by an increase in long-term borrowings, net of payments, of $87.7 million and proceeds from the exercise of stock options of $14.8 million. Cash flow provided by financing activities for the first six months of 1997 of $28.4 million included an increase in long-term borrowings, net of payments, of $87.2 million and the exercise of stock options of $.2 million, offset in part by cash dividends of $20.0 million and payments on notes payable of $39.0 million.
         The Company has continued to maintain a strong working capital position. Effective use of capital and the Company's ability to generate cash flow from operations has enabled it to invest in technologies which reduce production costs, generate operating margins that have historically exceeded industry averages and implement its growth strategy.
         Capital expenditures for property, plant and equipment, net of retirements necessary to maintain the Company's facilities in a modern state-of-the-art condition and expand its production capacity were $34.4 million for the six months ended July 4, 1998. Management anticipates total capital expenditures and capitalized lease obligations of approximately $35 million for the remainder of 1998 to expand and upgrade its manufacturing and distribution equipment to meet anticipated increases in sales volume, to improve efficiency and to upgrade its current commercial contract distribution operations.

         The Company's primary source of financing is an unsecured revolving credit facility with a banking syndicate which provides for borrowings of up to $1.0 billion and expires in March 2003. Interest on borrowings under this facility is currently based on LIBOR, and was 6.24 percent at July 4, 1998. At July 4, 1998, borrowings outstanding under this credit facility were $878.0 million.
         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 is effective, and the Company expects to adopt this new standard, in the Company's first quarter of fiscal 2000. The Company's management has not determined the impact this new statement will have on the financial statements.

RESULTS OF OPERATIONS
Three Months Ended July 4, 1998 Compared to Three Months Ended June 28, 1997
         Net sales decreased $42.1 million, or 4.6 percent, to $873.1 million in the second quarter of 1998. The decrease was primarily attributable to $49.1 million in the second quarter of 1997 related to the Company's U.K. operations which were sold at the close of the first quarter of 1998 and $23.4 million associated with the closure of approximately 100 residential retail stores in the first quarter of 1998. Gross margin as a percentage of net sales increased
1.6 percent to 27.5 percent in the second quarter of 1998 compared to the second quarter for 1997, primarily due to improved sales product mix and increases in the efficiency relationships of volume and fixed costs for the domestic and Australian wholesale manufacturing business.
         Selling, general and administrative expenses for the second quarter of 1998 were $168.3 million, or 19.3 percent of net sales, compared to $184.1 million, or 19.8 percent of net sales, in the comparable period of 1997. Interest expense, was $15.6 million for the second quarter of 1998 compared to $15.3 million for the second quarter of 1997 as a result of slightly higher borrowings.
         For the second quarter ended July 4, 1998, the Company recorded nonrecurring charges of $141.5 million ($98.2 million, net of tax benefit, or $.81 per share on a basic and diluted basis) related to recording the loss on sale of its residential retail operations, store closing costs and writedown of certain assets which was completed in August 1998 as discussed in note 4 of notes to condensed consolidated financial statements. Net income before nonrecurring charges was $33.0 million, or $.27 per share. Net loss after nonrecurring charges was $65.2 million, or $.54 per share, on a basic and diluted basis. Net income was $25.1 million, or $.19 per share, for the second quarter of 1997.
         The effective income tax rate for the second quarter of 1998 before the nonrecurring charges decreased to 40.6 percent compared to 41.4 percent for the second quarter of 1997 due to more profitable Australian operations in 1998 which are taxed at a lower effective income tax rate.

Six Months Ended July 4, 1998 Compared to Six Months Ended June 28, 1997
         Net sales increased $14.2 million, or .8 percent to $1,738.1 million in the first six months of 1998. The increase was primarily attributable to incremental net sales of $34.1 million related to the wholesale manufacturing operations in both the domestic and Australian markets and incremental net sales of $27.3 million related to the residential retail and commercial contract business, offset by a decline of $47.2 million in net sales primarily related to sale of the U.K. operations during the first quarter of 1998 and $42.8 million associated with the closure of approximately 100 residential retail stores in the first quarter of 1998. Gross margin as a percentage of net sales increased
1.0 percent to 26.4 percent in the first six months of 1998 compared to the first six months of 1997, primarily due to improved product sales mix and increases in the efficiency relationships of volume and fixed costs for the domestic and international wholesale manufacturing business.
         Selling general and administrative expenses for the first six months of 1998 were $336.4 million, or 19.4 percent of net sales, compared to $351.5 million, or 20.4 percent of net sales, in the comparable period of 1997. Pre-opening expenses related to the retail operations totaled $.2 million for the first six months of 1998 compared to $2.9 million for the first six months of 1997. Interest expense, net increased to $1.1 million for the first six months of 1998 from $29.1 million for the first six months of 1997 as a result of higher borrowings.
         Results for the first six months of 1998 included nonrecurring charges of $141.5 million ($98.2 million net of tax benefit, or $.79 per share on a basic and diluted basis) as discussed in note 4 of notes to condensed consolidated financial statements. Net income before nonrecurring charges was $52.5 million, or $.42 per share. Net loss was $45.7 million, or $.37 per share on basic and diluted basis. Net income was $36.0 million, or $.27 per share, for the first six months of 1997.
         The effective income tax rate for the first six months of 1998 before the nonrecurring charges decreased to 40.7 percent compared to 41.9 percent for the first six months of 1997 due to more profitable foreign operations in 1998 which are taxed at a lower effective income tax rate.

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


                           PART II - OTHER INFORMATION

ITEM ONE - LEGAL PROCEEDINGS
         The Company is a party to several lawsuits incidental to its various activities and incurred in the ordinary course of business. The Company believes that it has meritorious claims and defenses in each case. After consultation with counsel, it is the opinion of management that, although there can be no assurance given, none of the associated claims, when resolved, will have a material adverse effect upon the Company.
         From time to time, the Company is subject to claims and suits arising in the course of its business. The Company is a defendant in certain litigation alleging personal injury resulting from personal exposure to volatile organic compounds found in carpet produced by the Company. The complaints seek injunctive relief and unspecified money damages on all claims. The Company has denied any liability. The Company believes that it has meritorious defenses and that the litigation will not have a material adverse effect on the Company's financial condition or results of operations.
         In June 1994, the Company and several other carpet manufacturers received a grand jury subpoena from the Antitrust Division of the United States Department of Justice relating to an investigation of the industry. In October, 1997, the Company received formal notification from the Department of Justice that the investigation has been closed. In December 1995, the Company learned that it was one of six carpet companies named as additional defendants in a pending antitrust suit filed in the United States District Court in Rome, Georgia. The amended complaint alleges price-fixing regarding certain types of carpet products in violation of Section 1 of the Sherman Act. The amount of damages sought is not specified. If any damages were to be awarded, they may be trebled under the applicable statute. The Company has filed an answer to the complaint that denies plaintiffs' allegations and sets forth several defenses. In September 1997, the Court issued an order certifying a nationwide plaintiff class of persons and entities who purchased "mass production" polypropylene carpet directly from any of the defendants from June 1, 1991 through June 30, 1995, excluding, among others, any persons or entities whose only purchases were from any of the Company's retail establishments. Discovery began in November 1997. The Company is also a party to two consolidated lawsuits pending in the Superior Court of the State of California, City and County of San Francisco, both of which were brought on behalf of a purported class of indirect purchasers of carpet in the State of California and which seek damages for alleged violations of California antitrust and fair competition laws. The Company believes that it has meritorious defenses to plaintiffs' claims in the lawsuits described in this paragraph and intends to defend these actions vigorously. After consultation with counsel, it is the opinion of management that, although there can be no assurance given, none of the claims described in this paragraph, when resolved, will have a material adverse effect upon the Company.
         The Company is subject to a variety of environmental regulations relating to the use, storage, discharge and disposal of hazardous materials used in its manufacturing processes. Failure by the Company to comply with present and future regulations could subject it to future liabilities. In addition, such regulations could require the Company to acquire costly equipment or to incur other significant expenses to comply with environmental regulations. The Company is not involved in any material environmental proceedings.
         At the end of the quarter ended July 4, 1998, there were no other pending legal proceedings to which the Company was a party or to which any of its property was subject which, in the opinion of management, were likely to have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM TWO - CHANGES IN SECURITIES
                  None

ITEM THREE - DEFAULTS UPON SENIOR SECURITIES
                  None

ITEM FOUR - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         The 1998 Annual Meeting of Shareholders of the Company was held on April 30, 1998. The only matter submitted to a vote at the meeting was the election of Class II directors for a three-year term. J. Hicks Laner, R. Julian McCamy, Thomas G. Cousins and S. Tucker Grigg were elected as Class II Directors, term expiring 2001. a total of 96,249,739 shares were voted for the election of all nominees; 1,832,635 shares voted withheld authority for the election of one or more directors.
         The members of the Board of Directors whose terms of office continued after the 1998 Annual Meeting of Shareholders are as follows: (i) J.C. Shaw, Robert E. Shaw and Robert J. Lunn (Class I directors, term expiring 1999); and (ii) W. Norris Little, William C. Lusk, Jr. and Robert R. Harlin (Class III Directors, term expiring 2000).
         The proxy or proxies designated by the Company will have discretionary authority to vote on any matter properly presented by a shareholder for consideration at the 1999 Annual Meeting of shareholders but not submitted for inclusion in the proxy materials for such meeting unless notice of the matter is received by the Company at its principal executive office not later than February 17, 1999 and certain other conditions of the applicable rules of the Securities and Exchange Commission are satisfied.

ITEM FIVE - OTHER INFORMATION
                  None

ITEM SIX - EXHIBITS AND REPORTS ON FORM 8-K
                (A)    Exhibits
                         27     - Financial Data Schedule

                10.1 Agreement and Plan of Merger, dated June 23, 1998, among The Maxim Group, Inc., CMAX Acquisition, Inc., the Registrant and Shaw Carpet Showplace, Inc., and forms of Subordinated Promissory Note and Shareholder's Agreement attached as Exhibits B and C, respectively, [Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on June 26, 1998 (Commission File No. 1-6853).]

                10.2 Share Transfer Agreement dated April 3, 1998 among the Registrant, Shaw UK Holdings Limited and Carpet Holdings Limited. [Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on April 20, 1998 (Commission File No. 1-6853).]

         Shareholders may obtain copies of Exhibits without charge upon written request to the Corporate Secretary, Shaw Industries, Inc., Mail drop 061-22, P.O. Drawer 2128, Dalton, Georgia 30722-2128.

                (B) 1.A  report  on Form  8-K  was  filed  on  April  20,  1998, reporting the disposition of Carpets International, Plc (the Company's wholly-owned U.K. subsidiary).

                    2.A  report  on  Form  8-K  was  filed  on  June  26,  1998, reporting the Company and Shaw Carpet Showplace, Inc., a wholly-owned subsidiary, had entered into an agreement to dispose of substantially all of residential retail operations to The Maxim Group, Inc.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   SHAW INDUSTRIES, INC.
                                                   ---------------------
                                                      (The Registrant)


DATE:    August 17, 1998                           s/ Robert E. Shaw
------------------------                           -----------------
                                                   Robert E. Shaw
                                                   Chairman of the Board,
                                                   Chief Executive Officer
                                                   and President


DATE:    August 17, 1998                           /s/ Kenneth G. Jackson
------------------------                           ----------------------
                                                   Kenneth G. Jackson
                                                   Vice President and Chief
                                                   Financial Officer
                                                   (Principal Financial Officer)