Form 10-Q/A
period 1998-07-04
SHAW INDUSTRIES INC
filed 1998-09-03
CIK 89498

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------


                                    FORM 10-Q/A


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

                              SHAW INDUSTRIES, INC.
                                    FORM 10-Q/A
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

Information Note:

     This Form 10-Q/A is being filed to correct typographical errors on the Condensed Consolidated Statements of Cash Flow for the six months ended July 4, 1998. The charge to record loss on sale of residential retail operations, store closing costs and writedown of certain assets should have been correctly stated as 98,203 and not (98,203) as previously filed on Form 10-Q on August 18, 1998. In addition, the change in inventories should have been correctly stated as (69,545) and not (69,548) as previously filed on Form 10-Q on August 18, 1998. The Condensed Consolidated Statements of Cash Flow reported in this Form 10-Q/A have been restated to show the above-mentioned changes.

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

SHAW INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOW                                           SIX MONTHS        SIX MONTHS
(UNAUDITED AND IN THOUSANDS)                           ENDED            ENDED
                                                      July 4,          June 28,
                                                       1998             1997
                                                   -----------      -----------
OPERATING ACTIVITIES:
 Net income ..................................     $   (45,716)     $    35,979
                                                   -----------      -----------
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and amortization .............          40,597           46,213
   Provision for doubtful accounts ...........           5,056            4,435
   Deferred income taxes .....................           6,010            2,065
   Charge to record loss on sale of
     residential retail operations, store
     closing costs and writedown of certain ..          98,203             --
     assets
   Other, net ................................          (5,692)         (27,145)
   Changes in operating assets and
     liabilities, net of acquisitions:
        Accounts receivable ..................         (64,538)         (34,671)
        Inventories ..........................         (69,545)         (52,234)
        Other current assets .................          36,633            3,591
        Accounts payable .....................          18,298           17,695
        Accrued liabilities ..................          37,801            7,723
                                                   -----------      -----------
          Total adjustments ..................         102,823          (32,328)
                                                   -----------      -----------
   Net cash provided (used) by operating
    Activities ...............................          57,107           (3,651)
                                                   -----------      -----------
INVESTING ACTIVITIES:
 Additions to property, plant and equipment ..         (34,412)         (39,416)
 Disposal of U.K. assets .....................         (16,566)            --
 Acquisitions of business assets .............            --            (27,709)
                                                   -----------      -----------
   Net cash used in investing activities .....         (50,978)         (67,125)
                                                   -----------      -----------
FINANCING ACTIVITIES:
 Decrease in notes payable ...................              (2)         (38,996)
 Increase in long-term debt, net of payments .          87,710           87,230
 Dividends paid ..............................          (9,834)         (20,021)
 Purchase of common stock held in treasury ...        (133,860)            --
 Proceeds from exercise of stock options .....          14,843              229
                                                   -----------      -----------
   Net cash (used)provided by financing
     Activities ..............................         (41,143)          28,442
                                                   -----------      -----------
NET (DECREASE)IN CASH AND CASH
  EQUIVALENTS ................................         (35,014)         (35,032)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD ..................................          43,571           49,581
                                                   -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...     $     8,557      $    14,549
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

ITEM TWO - CHANGES IN SECURITIES
                  None

ITEM THREE - DEFAULTS UPON SENIOR SECURITIES
                  None

ITEM FOUR - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         The 1998 Annual Meeting of Shareholders of the Company was held on April 30, 1998. The only matter submitted to a vote at the meeting was the election of Class II directors for a three-year term. J. Hicks Lanier, R. Julian McCamy, Thomas G. Cousins and S. Tucker Grigg were elected as Class II Directors, term expiring 2001. a total of 96,249,739 shares were voted for the election of all nominees; 1,832,635 shares voted withheld authority for the election of one or more directors.
         The members of the Board of Directors whose terms of office continued after the 1998 Annual Meeting of Shareholders are as follows: (i) J.C. Shaw, Robert E. Shaw and Robert J. Lunn (Class I directors, term expiring 1999); and (ii) W. Norris Little, William C. Lusk, Jr. and Robert R. Harlin (Class III Directors, term expiring 2000).
         The proxy or proxies designated by the Company will have discretionary authority to vote on any matter properly presented by a shareholder for consideration at the 1999 Annual Meeting of shareholders but not submitted for inclusion in the proxy materials for such meeting unless notice of the matter is received by the Company at its principal executive office not later than February 17, 1999 and certain other conditions of the applicable rules of the Securities and Exchange Commission are satisfied.

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