Form 10-Q
period 1998-10-03
SHAW INDUSTRIES INC
filed 1998-11-17
CIK 89498

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------


                                    FORM 10-Q


(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                       October 3, 1998
                               -------------------------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________________to________________________


                          Commission file number 1-6853

                              SHAW INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

          GEORGIA                                                 58-1032521
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

             616 E. WALNUT AVENUE,    DALTON, GEORGIA                      30720
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area
code     (706) 278-3812

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

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: November 6, 1998 - 140,711,597 shares

                              SHAW INDUSTRIES, INC.
                                    FORM 10-Q
                                      INDEX






PART I - FINANCIAL INFORMATION                                      PAGE NUMBERS
         ---------------------                                      ------------

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets - October 3, 1998
              and January 3, 1998 .....................................   3-4

              Condensed Consolidated Statements of Income and Retained Earnings - For the Three Months Ended
                       October 3, 1998 and  September 27, 1997 ........    5


              Condensed Consolidated Statements of Income and Retained Earnings - For the Nine Months Ended
              October 3, 1998 and  September 27, 1997 .................    6

              Condensed Consolidated Statements of Cash Flow-
                       For the Nine Months Ended October 3, 1998
                       and September 27, 1997 .........................    7

              Notes to Condensed Consolidated Financial Statements ....   8-10

     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results of Operations ........   11-13

     Item 3.  Quantitative and Qualitative Disclosure about Market Risk   13


PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings .......................................    13

     Item 2.  Changes in Securities and Use of Proceeds ...............    14

     Item 3.  Defaults Upon Senior Securities .........................    14

     Item 4.  Submission of Matters to a Vote of Security Holders .....    14

     Item 5.  Other Information .......................................    14

     Item 6.  Exhibits and Reports on Form 8-K ........................    15


SIGNATURES ............................................................    16

PART 1 - ITEM ONE - FINANCIAL INFORMATION
SHAW INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED AND IN THOUSANDS)




ASSETS                                              October 3,       January 3,
                                                       1998             1998
                                                   -----------      -----------
CURRENT ASSETS:
 Cash and cash equivalents ...................     $     3,807      $    43,571
                                                   -----------      -----------
 Accounts receivable, less
   allowance for doubtful accounts and
   discounts of $16,830 and $16,283 ..........         219,004          374,516
                                                   -----------      -----------

 Inventories -
   Raw materials .............................         259,375          235,820
   Work-in-process ...........................          29,291           23,584
   Finished goods ............................         239,410          270,655
                                                   -----------      -----------
                                                       528,076          530,059
                                                   -----------      -----------
 Other current assets ........................         119,013          118,267
                                                   -----------      -----------
               TOTAL CURRENT ASSETS ..........         869,900        1,066,413
                                                   -----------      -----------

PROPERTY, PLANT AND EQUIPMENT,
   at cost:
 Land and land improvements ..................          25,694           27,827
 Buildings and leasehold improvements ........         265,742          299,090
 Machinery and equipment .....................         954,180          987,561
 Construction in progress ....................          85,820           69,345
                                                   -----------      -----------
                                                     1,331,436        1,383,823
 Less - Accumulated depreciation and
        amortization .........................        (765,022)        (759,444)
                                                   -----------      -----------
                                                       566,414          624,379
                                                   -----------      -----------

GOODWILL, net ................................         100,506          236,209
                                                   -----------      -----------
INVESTMENT IN JOINT VENTURE ..................          21,124           21,269
                                                   -----------      -----------
OTHER ASSETS .................................          69,385           19,344
                                                   -----------      -----------
               TOTAL ASSETS ..................     $ 1,627,329      $ 1,967,614
                                                   ===========      ===========

LIABILITIES AND SHAREHOLDERS' INVESTMENT
(UNAUDITED AND IN THOUSANDS, EXCEPT SHARE
 DATA)

                                                    October 3,       January 3,
                                                       1998             1998
                                                   -----------      -----------
CURRENT LIABILITIES:
 Notes payable ...............................     $      --        $        10
 Current maturities of long-term debt ........               8            2,752
 Accounts payable ............................         162,128          161,964
 Accrued liabilities .........................         229,618          160,728
                                                   -----------      -----------
      TOTAL CURRENT LIABILITIES ..............         391,754          325,454
                                                   -----------      -----------

LONG-TERM DEBT, less current maturities ......         709,015          930,424
                                                   -----------      -----------
DEFERRED INCOME TAXES ........................          57,707           61,689
                                                   -----------      -----------
OTHER LIABILITIES ............................          11,582           12,513
                                                   -----------      -----------

SHAREHOLDERS' INVESTMENT:
 Common stock, no par, $1.11 stated value,
  authorized 500,000,000 shares; issued and
  outstanding: 133,486,684 shares at
  October 3, 1998 and 131,118,065 shares
  at January 3, 1998 .........................         148,171          145,542
 Paid-in capital .............................          80,672           54,745
 Unrealized loss on equity securities ........         (11,950)            --
 Cumulative translation adjustment ...........          (5,186)            (620)
 Retained earnings ...........................         421,934          437,867
                                                   -----------      -----------
                                                       633,641          637,534
 Less - Treasury stock, at cost (13,097,661
        shares at October 3, 1998) ...........         176,370             --
                                                   -----------      -----------
      TOTAL SHAREHOLDERS' INVESTMENT .........         457,271          637,534
                                                   -----------      -----------

      TOTAL LIABILITIES AND SHAREHOLDERS'
        INVESTMENT ...........................     $ 1,627,329      $ 1,967,614
                                                   ===========      ===========




The accompanying notes are an integral part of these condensed consolidated financial statements.

SHAW INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
                                                   THREE MONTHS     THREE MONTHS
                                                      ENDED            ENDED
                                                    October 3,     September 27,
                                                       1998             1997
                                                   -----------      -----------

NET SALES ....................................     $   851,634      $   922,997
COSTS AND EXPENSES:
  Cost of sales ..............................         642,442          686,762
  Selling, general and administrative ........         128,146          177,445
  Pre-opening expenses, retail operations ....            --                578
  Interest expense, net ......................          14,740           15,795
  Other expense, net .........................             387            1,286
                                                   -----------      -----------
INCOME BEFORE INCOME TAXES ...................          65,919           41,131
PROVISION FOR INCOME TAXES ...................          26,722           17,048
                                                   -----------      -----------
INCOME BEFORE EQUITY IN INCOME OF
  JOINT VENTURE ..............................          39,197           24,083
EQUITY IN INCOME OF JOINT VENTURE ............             420            1,252
                                                   -----------      -----------
NET INCOME ...................................     $    39,617      $    25,335
                                                   ===========      ===========

DIVIDENDS PAID PER COMMON SHARE ..............     $      --        $     0.075
                                                   ===========      ===========

EARNINGS PER COMMON SHARE:
  Basic ......................................     $      0.32      $      0.19
                                                   ===========      ===========
  Diluted ....................................     $      0.32      $      0.19
                                                   ===========      ===========

RETAINED EARNINGS:
  Beginning of period ........................     $   382,317      $   464,897
  Add - net income ...........................          39,617           25,335
  (Deduct) - dividends paid ..................            --            (10,096)
                                                   -----------      -----------
  End of period ..............................     $   421,934      $   480,136
                                                   ===========      ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHAW INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
                                                   NINE MONTHS      NINE MONTHS
                                                      ENDED            ENDED
                                                    October 3,     September 27,
                                                       1998             1997
                                                   -----------      -----------

NET SALES ....................................     $ 2,589,768      $ 2,646,882
COSTS AND EXPENSES:
  Cost of sales ..............................       1,921,523        1,973,565
  Selling, general and administrative ........         464,553          528,935
  Charge to record loss on sale of residential
    retail operations,  store closing
    costs and writedown of certain
    assets ...................................         141,526             --
  Pre-opening expenses, retail operations ....             232            3,521
  Interest expense, net ......................          45,548           44,865
  Other expense(income), net .................           3,853           (4,817)
                                                   -----------      -----------
INCOME BEFORE INCOME TAXES ...................          12,533          100,813
PROVISION FOR INCOME TAXES ...................          19,314           42,070
                                                   -----------      -----------
(LOSS)INCOME BEFORE EQUITY IN INCOME OF
  JOINT VENTURE ..............................          (6,781)          58,743
EQUITY IN INCOME OF JOINT VENTURE ............             682            2,571
                                                   -----------      -----------
NET (LOSS) INCOME ............................      $ ( 6,099)      $    61,314
                                                   ===========      ===========

DIVIDENDS PAID PER COMMON SHARE ..............     $     0.075      $     0.225
                                                   ===========      ===========

(LOSS)EARNINGS PER COMMON SHARE:
  Basic ......................................     $     (0.05)     $      0.46
                                                   ===========      ===========
  Diluted ....................................     $     (0.05)     $      0.46
                                                   ===========      ===========

RETAINED EARNINGS:
  Beginning of period ........................     $   437,867      $   448,939
  Add - net (loss) income ....................          (6,099)          61,314
  (Deduct) - dividends paid ..................          (9,834)         (30,117)
                                                   -----------      -----------
  End of period ..............................     $   421,934      $   480,136
                                                   ===========      ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHAW INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOW                                          NINE MONTHS      NINE MONTHS
(UNAUDITED AND IN THOUSANDS)                          ENDED            ENDED
                                                    October 3,     September 27,
                                                       1998             1997
                                                   -----------      -----------
OPERATING ACTIVITIES:
 Net (loss) income ...........................     $    (6,099)     $    61,314
                                                   -----------      -----------
 Adjustments  to reconcile  net (loss) income
  to net cash provided by operating activities:
   Depreciation and amortization .............          58,449           70,152
   Provision for doubtful accounts ...........           4,574            7,510
   Deferred income taxes .....................          (3,024)          (4,060)
   Charge to record loss on sale of residential
     retail operations, store closing
     costs and writedown of certain
     assets ..................................          98,203             --
   Changes in operating assets and
     liabilities, net of acquisitions:
        Accounts receivable ..................         111,584          (28,258)
        Inventories ..........................         (82,690)         (31,351)
        Other current assets .................          35,032           (3,237)
        Accounts payable .....................          33,939          (19,165)
        Accrued liabilities ..................          50,993            1,952
        Other, net ...........................           3,379          (27,767)
                                                   -----------      -----------
          Total adjustments ..................         310,439          (34,224)
                                                   -----------      -----------
   Net cash provided by operating
    activities ...............................         304,340           27,090
                                                   -----------      -----------
INVESTING ACTIVITIES:
 Additions to property, plant and equipment ..         (47,893)         (60,279)
 Disposal of U.K. assets .....................         (16,566)            --
 Sale of residential retail operations .......          14,378             --
 Acquisitions of business assets .............            --            (28,926)
                                                   -----------      -----------
   Net cash used in investing activities .....         (50,081)         (89,205)
                                                   -----------      -----------
FINANCING ACTIVITIES:
 Decrease in notes payable ...................             (10)         (39,381)
 (Decrease)increase in long-term debt, net ...        (135,352)         110,546
 Dividends paid ..............................          (9,834)         (30,117)
 Purchase of common stock held in treasury ...        (176,370)            --
 Proceeds from exercise of stock options .....          27,543              296
                                                   -----------      -----------
   Net cash (used in) provided by financing
     activities ..............................        (294,023)          41,344
                                                   -----------      -----------
NET DECREASE IN CASH AND CASH
  EQUIVALENTS ................................         (39,764)         (20,771)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD ..................................          43,571           49,581
                                                   -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...     $     3,807      $    28,810
                                                   ===========      ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SHAW INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 OCTOBER 3, 1998
                                   (UNAUDITED)
         ---------------------------------------------------------------

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

2. Receivables Securitization

     On September 3, 1998, the Company entered into agreements pursuant to which it sold a percentage ownership interest in a defined pool of the Company's trade receivables to a securitization conduit. As collections reduce accounts receivable included in the pool, the Company sells participating interests in new receivables to the conduit to bring the amount in the pool up to the maximum permitted by the agreements. The receivables are sold to the conduit at a discount which reflects, among other things, the conduit's financing cost of issuing its own commercial paper backed by these accounts receivable and accounts receivable sold by other participating entities. The agreement expires September 1, 1999, but may be extended for additional one-year terms. On
September 4, 1998, the Company received $198,971,000 of proceeds from the initial sale of such receivables, which proceeds were used to reduce outstanding borrowings under its domestic revolving credit facility and was reflected as a reduction of receivables in the condensed consolidated balance sheet and as an operating activity in the condensed consolidated statement of cash flow.

3. Inventories

     The Company uses the last-in, first-out (LIFO) method of valuing substantially all of its domestic inventories. If LIFO inventories were valued at current costs, the inventories would have been $13,783,000 and $11,707,000 lower at October 3, 1998 and January 3, 1998, respectively. Certain of the Company's finished goods inventories, representing approximately 16 percent of total inventories, are valued at the lower of first-in, first-out (FIFO) cost or market.

4. Long-term Debt

     In March 1998, the Company completed a new domestic revolving credit facility which provides for borrowings of up to $1.0 billion and expires in March 2003. The borrowings bear interest at variable rates equal to the London Interbank Offered Rate (LIBOR) plus margins ranging from 0.220 percent to 0.750 percent, depending on the Company's consolidated funded debt to earnings ratio, as defined. Fees associated with the domestic revolving credit agreement include a facility fee on the committed amount ranging from 0.10 percent to 0.25 percent. The LIBOR-based rate at October 3, 1998 was 6.14 percent and borrowings outstanding under this new facility totaled $668,000,000.

5. Sale of Residential Retail Operations, Store Closing Costs and Writedown of Certain Assets

     On June 23, 1998, the Company agreed to sell substantially all of its residential retail operations to The Maxim Group, Inc. in exchange for 3.15 million shares of Maxim stock, $25 million in cash and a one-year note receivable in the principal amount of approximately $18 million. For the quarter ended July 4, 1998, the Company incurred a charge to record the loss on sale of the residential retail operations, store closing costs and writedown of certain assets of $141,526,000 ($98,203,000, net of tax benefit) related to the exiting of its residential retail business. The sale was completed effective August 9, 1998 at which time the 3.15 million shares of Maxim stock were valued at their fair market value of $70,308,000. As of October 3, 1998, the fair value of the Maxim shares, which are classified as available for sale and included in other assets in the condensed consolidated balance sheet, was $50,464,000. The related unrealized loss on equity securities of $19,884,000 ($11,950,000, net of tax benefit) was recorded in equity as required by SFAS No. 115.

6. Earnings Per Share

     The Company adopted SFAS No. 128, "Earnings Per Share," effective January 3, 1998. Earnings per share for the three and nine month periods ended October 3, 1998 and September 27, 1997 have been computed based upon the weighted average shares and dilutive potential common shares outstanding. The net (loss) income amounts presented in the accompanying condensed consolidated statements of income represent amounts available or related to shareholders.

     The following table reconciles the denominator of the basic and diluted earnings per share computations:

                                                          Three Months Ended
                                                       October 3,  September 27,
                                                          1998          1997
----------------------------------------------------   -----------   -----------
Weighted average common shares .....................   122,082,216   134,576,745
Dilutive incremental shares from assumed
    conversions of options under 1987 and
    1992 incentive stock option plans ..............     2,511,952       118,923
----------------------------------------------------   -----------   -----------
Weighted average common shares and
    dilutive potential common shares ...............   124,594,168   134,695,668
----------------------------------------------------   -----------   -----------


                                                          Nine Months Ended
                                                       October 3,  September 27,
                                                          1998          1997
----------------------------------------------------   -----------   -----------
Weighted average common shares .....................   124,006,200   133,794,986
Dilutive incremental shares from assumed
    conversions of options under 1987 and
    1992 incentive stock option plans ..............          --         145,747
----------------------------------------------------   -----------   -----------
Weighted average common shares and
    dilutive potential common shares ...............   124,006,200   133,940,733
----------------------------------------------------   -----------   -----------


7. Derivative Financial Instruments

     The Company uses interest rate swaps to fix interest rates on current and anticipated borrowings to reduce exposure to interest rate fluctuations. Under existing accounting literature, these interest rate swaps are accounted for as hedging activities. The net cash paid or received on interest rate hedges is included in interest expense. The Company may also employ foreign currency exchange contracts when, in the normal course of business, they are determined to effectively manage and reduce foreign currency exchange fluctuation risk. At October 3, 1998, the Company had no foreign currency exchange contracts outstanding. The Company does not enter into financial derivatives for speculative or trading purposes.

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

8. Comprehensive Income

     Effective January 4, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires additional disclosure of amounts comprising comprehensive income. The Company has other comprehensive income in the form of cumulative translation adjustments and an unrealized loss on available-for-sale equity securities which resulted in total comprehensive income of $26,800,000 and $24,961,000 for the quarters ended October 3, 1998 and September 27, 1997, respectively, and total comprehensive (loss) income of ($22,615,000) and $59,903,000 for the nine months ended October 3, 1998 and September 27, 1997, respectively.

9. Subsequent Event

     On October 6, 1998, the Company completed its previously announced merger with Queen Carpet Corporation for approximately $603 million including 19.4 million shares of common stock of the Company, 3.15 million shares of The Maxim Group, Inc. stock acquired in the sale of the Company's residential retail operation to Maxim on August 9, 1998, and cash. The Company also assumed liabilities of approximately $216,000,000. As a result of the sale of the 3.15 million shares of Maxim stock during the fourth quarter ending January 2, 1999, the Company will record a realized loss on equity securities of approximately $13,370,000, net of income tax benefit, consisting primarily of the unrealized loss of $11,950,000 included in comprehensive income in the third quarter ended October 3, 1998.

                     SHAW INDUSTRIES, INC. AND SUBSIDIARIES
                ITEM TWO-MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
GENERAL
         The Company's business, as well as the U.S. carpet industry in general, is cyclical in nature and is significantly affected by general economic conditions. The level of domestic carpet sales tends to reflect fluctuations in consumer spending for durable goods and, to a lesser extent, fluctuations in interest rates and new housing starts. The Company's international operations are also impacted by the economic climates in the markets in which they operate (primarily Australia and Mexico). During the first nine months of 1998, demand for the Company's domestic wholesale manufacturing business improved over that of the first nine months of 1997, while sales prices were comparable and margins substantially improved. The Australian market improved in late 1997 and the first nine months of 1998, and margins improved slightly in the first nine months of 1998 compared to the first nine months of 1997, while sales prices substantially declined.
         During the nine months ended October 3, 1998, net sales for the Company's residential retail and commercial contract business totaled $628.2 million compared to $684.7 million for the nine months ended September 27, 1997. In August 1998, the Company sold substantially all of its residential retail operations to The Maxim Group, Inc. and closed stores not sold. For the second quarter ended July 4, 1998, the Company recorded nonrecurring charges for the loss on sale of its residential retail operations, store closing costs, and the writedown of certain assets of $141.5 million ($98.2 million, net of tax benefit) resulting from exiting substantially all of its residential retail business.
         On October 6, 1998, the Company completed its previously announced merger with Queen Carpet Corporation for approximately $603 million including
19.4 million shares of the Company's common stock, 3.15 million shares of The Maxim Group, Inc. stock acquired in the sale of the Company's residential retail operations, and approximately $36 million of cash. The Company also assumed liabilities of approximately $216 million.

LIQUIDITY AND CAPITAL RESOURCES
         At October 3, 1998, the Company had working capital of $478.1 million, a decrease of $262.9 million or 35.5 percent, from the working capital of $741.0 million at January 3, 1998. The working capital decrease resulted primarily from a receivables securitization program established September 3, 1998 under which the Company sold a percentage ownership interest in a defined pool of the Company's trade receivables to a securitization conduit. As collections reduce accounts receivable included in the pool, the Company will be entitled to sell participation interests in new receivables to the conduit to bring the amount in the pool up to the maximum permitted under the program. The Company used the initial proceeds from the receivables securitization to reduce outstanding borrowings  under  its  domestic  revolving  credit  facility.  The  receivables securitization program expires September 1, 1999, but may be extended for additional one-year terms. As of October 3, 1998, the Company had approximately $199 million outstanding under this program.
         Cash and cash equivalents decreased $39.8 million from $43.6 million at January 3, 1998 to $3.8 million at October 3, 1998. The Company's operations generated cash flow of $304.3 million in the first nine months of 1998, principally from depreciation and amortization of $58.4 million, a charge to record the loss on sale of its residential retail operations, store closing costs and writedown of certain assets of $98.2 million, a decrease in accounts receivable and other current assets of $146.6 million primarily related to the previously described sale of receivables, and an increase in accounts payable and accrued liabilities of $84.9 million, offset in part by an increase in inventories of $82.7 million. In the first nine months of 1997, cash generated from operating activities was $27.1 million primarily as a result net income of $61.3 million adjusted for depreciation and amortization of $70.2 million, offset in part by increases in inventories and accounts receivable of $59.6 million and decreases in accounts payable and other, net, of $48.2 million.
          In the first nine months of 1998, the Company's investing activities primarily included additions to property, plant and equipment, net of retirements, of $47.9 million and the liquidation of Carpets International, Plc (U.K.) and the residential retail operations' assets, net of liabilities, of $2.2 million compared to additions to property, plant and equipment, net of retirements, of $60.3 million and acquisitions of business assets of $28.9 million in the first nine months of 1997. Cash used in financing activities for the first nine months of 1998 of $294.0 million included the purchase of common stock of $176.4 million, net payments on long-term borrowings of $135.3 million funded primarily by the sale of receivables and the payment of cash dividends of $9.8 million, offset in part by the proceeds from the exercise of stock options of $27.5 million. Cash flow provided by financing activities for the first nine months of 1997 of $41.3 million included a net increase in long-term borrowings of $110.5 million offset in part by cash dividends of $30.1 million and payments on notes payable of $39.4 million.
         The Company has continued to maintain a strong working capital position. Effective use of capital and the Company's ability to generate cash flow from operations has enabled it to invest in technologies which reduce production costs, generate operating margins that have historically exceeded industry averages and implement its growth strategy.
         Capital expenditures for property, plant and equipment, net of retirements, necessary to maintain the Company's facilities in a modern state-of-the-art condition and expand its production capacity were $47.9 million for the nine months ended October 3, 1998. Management anticipates total capital expenditures and capitalized lease obligations of approximately $25 million for the remainder of 1998 to expand and upgrade its manufacturing and distribution equipment to meet anticipated increases in sales volume, to improve efficiency and to upgrade its current commercial contract distribution operations.
         The Company has an unsecured revolving credit facility with a banking syndicate which provides for borrowings of up to $1.0 billion and expires in March 2003. Interest on borrowings under this facility is currently based on LIBOR, and was 6.14 percent at October 3, 1998. At October 3, 1998, borrowings outstanding under this credit facility were $668.0 million. The Company subsequently borrowed an additional $272 million on the facility related to funding the acquisition of and refinancing certain debt assumed from Queen Carpet Corporation. To provide further financing capacity, on October 28, 1998, the Company entered into a one-year $150 million senior unsecured revolving credit facility.
         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 is effective, and the Company expects to adopt this new standard, in the Company's first quarter of fiscal 2000. The Company's management has not determined the impact this new statement will have on the financial statements.

RESULTS OF OPERATIONS

Three Months Ended October 3, 1998 Compared to Three Months Ended September 27, 1997
--------------------------------------------------------------------------------

         Net sales decreased $71.4 million, or 7.7 percent, to $851.6 million in the third quarter of 1998. The decrease was primarily attributable to $47.6 million in net sales related to the Company's U.K. operations sold at the close of the first quarter of 1998 and $103.7 million associated with the Company's exiting the residential retail business at the beginning of the third quarter of 1998, offset in part by an increase in domestic wholesale and commercial contract sales of $80.2 million. Gross margin as a percentage of net sales decreased 1.0 percent to 24.6 percent in the third quarter of 1998 compared to the third quarter of 1997, primarily due to the reduction in higher margin residential retail sales, offset in part by improved sales product mix and increases in the efficiency relationships of volume and fixed costs for the domestic wholesale business.
         Selling, general and administrative expenses for the third quarter of 1998 were $128.1 million, or 15.0 percent of net sales, compared to $177.4 million, or 19.2 percent of net sales, in the comparable period of 1997. The decrease of $49.3 million, or 4.2 percent of net sales, was primarily due to the Company's exiting the residential retail business. Interest expense was $14.7 million for the third quarter of 1998 compared to $15.8 million for the third quarter of 1997 as a result of lower borrowings.
         The effective income tax rate for the third quarter of 1998 decreased to 40.5 percent compared to 41.4 percent for the third quarter of 1997 due to more profitable Australian operations in 1998 which are taxed at a lower effective income tax rate.

Nine Months Ended  October 3, 1998  Compared to Nine Months Ended  September 27,
1997

         Net sales decreased $57.1 million, or 2.2 percent, to $2,589.8 million in the first nine months of 1998. The decrease was primarily attributable to $93.6 million in net sales related to the U.K. operations sold during the first quarter of 1998 and $125.1 million associated with the Company's exiting the residential retail business, offset in part by an increase in domestic wholesale and commercial contract sales of $160.9 million. Gross margin as a percentage of net sales increased .4 percent to 25.8 percent in the first nine months of 1998 compared to the first nine months of 1997, primarily due to improved product sales mix and increases in the efficiency relationships of volume and fixed costs for the domestic and international wholesale business, offset in part by the reduction in higher margin residential retail sales.
         Selling, general and administrative expenses for the first nine months of 1998 were $464.6 million, or 17.9 percent of net sales, compared to $528.9 million, or 20.0 percent of net sales, in the comparable period of 1997. The decrease of $64.3 million, or 2.1 percent of net sales, was principally due to the Company's exiting the residential retail business. Interest expense increased $.6 million to $45.5 million for the first nine months of 1998 from $44.9 million for the first nine months of 1997 as a result of higher average borrowings.
         Results for the first nine months of 1998 included nonrecurring charges of $141.5 million ($98.2 million net of tax benefit, or $.78 per share) as discussed in note 5 of notes to condensed consolidated financial statements. Net income before nonrecurring charges was $92.1 million, or $.73 per share. After nonrecurring charges, the net loss was $6.1 million, or $.05 per share on basic and diluted basis. Net income was $61.3 million, or $.46 per share, for the first nine months of 1997.
         The effective income tax rate for the first nine months of 1998 before the nonrecurring charges decreased to 40.7 percent compared to 41.7 percent for the first nine months of 1997 due to more profitable foreign operations in 1998 which are taxed at a lower effective income tax rate.

FOREIGN OPERATIONS
         The Company's primary foreign operations are conducted through its Australian subsidiaries, where the functional currency is the Australian dollar. Fluctuations in the value of foreign currencies create exposures which can impact the Company's operating results. The Company may employ foreign currency forward exchange contracts when, in the normal course of business, they are determined to effectively manage and reduce such exposure. The Company does not enter into foreign currency forward exchange contracts for speculative trading purposes.

YEAR 2000 READINESS DISCLOSURE
         The Company has completed its internal assessment of the year 2000 compliance of the systems and technologies supporting all operations of the business. The Company's assessment of external compliance readiness is ongoing. The Company has developed and is implementing plans to correct identified compliance problems that would adversely affect the Company's operations. Compliance remediation efforts are proceeding on schedule. The majority of the efforts are expected to be completed in fiscal 1998 with compliance testing to follow in 1999.
         As a result, the Company anticipates no significant disruption to business operations after January 1, 2000 as a result of the year 2000 compliance of its systems, nor does it currently anticipate material disruption to its operations in the event of noncompliance of an external party. The Company estimates the cost of internal compliance remediation efforts, which are expensed as incurred, to be immaterial to the results of operations.

FORWARD-LOOKING INFORMATION
         Certain statements in this report, including those regarding anticipated total capital expenditures and capitalized lease obligations, Year 2000 readiness and estimated remediation costs, and the effects of litigation on the Company's future results of operations, are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1933, as amended, and are subject to the safe harbor provisions of those Acts. When used in this report, the words "believes," "expects," "anticipates," "estimates" or "intends," and similar expressions, are intended to identify forward-looking statements. The forward-looking statements herein involve a number of risks and uncertainties that could cause actual results to differ materially from those expressed or reflected in such statements. The important factors which may affect the Company's future results and could cause those results to differ materially from the results expressed or reflected in the forward-looking statements include, but are not limited to, the following: changes in economic conditions generally; changes in consumer spending for durable goods, interest rates and new housing starts; competition from other carpet, rug and floorcovering manufacturers; changes in raw material prices; the degree of success in the integration of the Company's recent acquisition; failure of the Company's vendors, customers and suppliers to timely identify and adequately address Year 2000 compliance issues; and other factors identified from time to time in the Company's reports and other filings with the Securities and Exchange Commission.

ITEM THREE - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

                           PART II - OTHER INFORMATION

ITEM ONE - LEGAL PROCEEDINGS
         The Company is a party to several lawsuits incidental to its various activities and incurred in the ordinary course of business. The Company believes that it has meritorious claims and defenses in each case. After consultation with counsel, it is the opinion of management that, although there can be no assurance given, none of the associated claims, when resolved, will have a material adverse effect upon the Company.
         From time to time, the Company is subject to claims and suits arising in the course of its business. The Company is a defendant in certain litigation alleging personal injury resulting from personal exposure to volatile organic compounds found in carpet produced by the Company. The complaints seek injunctive relief and unspecified money damages on all claims. The Company has denied any liability. The Company believes that it has meritorious defenses and that the litigation will not have a material adverse effect on the Company's financial condition or results of operations.
         In June 1994, the Company and several other carpet manufacturers received a grand jury subpoena from the Antitrust Division of the United States Department of Justice relating to an investigation of the industry. In October, 1997, the Company received formal notification from the Department of Justice that the investigation has been closed. In December 1995, the Company learned that it was one of six carpet companies named as additional defendants in a pending antitrust suit filed in the United States District Court in Rome, Georgia. The amended complaint alleges price-fixing regarding certain types of carpet products in violation of Section 1 of the Sherman Act. The amount of damages sought is not specified. If any damages were to be awarded, they may be trebled under the applicable statute. The Company has filed an answer to the complaint that denies plaintiffs' allegations and sets forth several defenses. In September 1997, the Court issued an order certifying a nationwide plaintiff class of persons and entities who purchased "mass production" polypropylene carpet directly from any of the defendants from June 1, 1991 through June 30, 1995, excluding, among others, any persons or entities whose only purchases were from any of the Company's retail establishments. Discovery began in November 1997. The Company is also a party to two consolidated lawsuits pending in the Superior Court of the State of California, City and County of San Francisco, both of which were brought on behalf of a purported class of indirect purchasers of carpet in the State of California and which seek damages for alleged violations of California antitrust and fair competition laws. The Company believes that it has meritorious defenses to plaintiffs' claims in the lawsuits described in this paragraph and intends to defend these actions vigorously. After consultation with counsel, it is the opinion of management that, although there can be no assurance given, none of the claims described in this paragraph, when resolved, will have a material adverse effect on the Company.
         On October 23, 1998, the Company learned that it was one of five defendants in a pending antitrust suit filed in the United States District Court, in Rome, Georgia. The complaint alleges price-fixing regarding certain types of carpet products in violation of Section 1 of the Sherman Act. The amount of damages sought is not specified. If any damages were to be awarded, they may be trebled under the applicable statute. The Company has not yet filed an answer to the complaint. The Company believes it has meritorious defenses to plaintiffs' claims in the lawsuit described in this paragraph and intends to defend itself vigorously. After consultation with counsel, it is the opinion of management that, although there can be no assurance given, none of the claims described in this paragraph, when resolved, will have a material adverse effect on the Company.
         The Company is subject to a variety of environmental regulations relating to the use, storage, discharge and disposal of hazardous materials used in its manufacturing processes. Failure by the Company to comply with present and future regulations could subject it to future liabilities. In addition, such regulations could require the Company to acquire costly equipment or to incur other significant expenses to comply with environmental regulations. The Company is not involved in any material environmental proceedings.
         At the end of the quarter ended October 3, 1998, there were no other pending legal proceedings to which the Company was a party or to which any of its property was subject which, in the opinion of management, were likely to have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM TWO - CHANGES IN SECURITIES AND USE OF PROCEEDS
                  None

ITEM THREE - DEFAULTS UPON SENIOR SECURITIES
                  None

ITEM FOUR - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  None

ITEM FIVE - OTHER INFORMATION
                   None

ITEM SIX - EXHIBITS AND REPORTS ON FORM 8-K
(A)      Exhibits

          27   - Financial Data Schedule

          99.1 - Transfer and Administration Agreement, dated as of September 3, 1998, among Shaw Funding Company, Shaw Industries, Inc., Enterprise Funding Corporation, NationsBank, N.A. and the financial institutions from time to time parties thereto.

          99.2 - Receivables Purchase Agreement, dated as of September 3, 1998, between Shaw Industries, Inc. and Shaw Funding Company and Form of Subordinated Non-Negotiable Revolving Note.

          99.3 - $150,000,000 Credit Agreement, dated as of October 28, 1998, by and among Shaw Industries, Inc., the lenders named therein, NationsBank, N.A., as administrative agent, and SunTrust Bank, Atlanta, as documentation agent, together with Form of Syndicate Note, Form of Guaranty and Form of Assignment and Assumption Agreement.

         Shareholders may obtain copies of Exhibits without charge upon written request to the Corporate Secretary, Shaw Industries, Inc., Mail drop 061-22, P.O. Drawer 2128, Dalton, Georgia 30722-2128.

       (B)1. A report on Form 8-K was filed on August 24, 1998, reporting the disposition of substantially all of the Company's residential retail store assets to The Maxim Group, Inc.

          2. A report on Form 8-K was filed on August 28, 1998, reporting that the Company had entered into an agreement and plan of merger dated August 13, 1998 with Chessman Acquisition Corp., a wholly-owned subsidiary, and Queen Carpet Corporation to acquire Queen Carpet Corporation. 3. A report on Form 8-K/A was filed on September 2, 1998 reporting the sale of substantially all of the Company's residential retail store assets to The Maxim Group, Inc. as amended to include unaudited pro forma condensed consolidated financial statements.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              SHAW INDUSTRIES, INC.
                                                (The Registrant)


DATE:    November 16, 1998            /s/ Robert E. Shaw
--------------------------            ------------------------------------------
                                      Robert E. Shaw
                                      Chairman of the Board, Chief Executive
                                      Officer and President


DATE:    November 16, 1998            /s/ Kenneth G. Jackson
--------------------------            ------------------------------------------
                                      Kenneth G. Jackson
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)