Form 10-Q
period 1999-04-03
SHAW INDUSTRIES INC
filed 1999-05-18
CIK 89498

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------


                                    FORM 10-Q


(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                       April 3, 1999
                              --------------------------------------------------

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

(706) 278-3812
------------------------------
Registrant's telephone number,
including area code

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

       APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: May 10, 1999 - 140,992,830 shares

                              SHAW INDUSTRIES, INC.
                                    FORM 10-Q
                                      INDEX


PART I - FINANCIAL INFORMATION                                      PAGE NUMBERS
         ---------------------                                      ------------

      Item 1.  Financial Statements

               Condensed Consolidated Balance Sheets - April 3, 1999
               and January 2, 1999                                         3-4

               Condensed Consolidated Statements of Income and Retained Earnings - For the Three Months Ended
                        April 3, 1999 and April 4, 1998                    5


               Condensed Consolidated Statements of Cash Flow-
                        For the Three Months Ended April 3, 1999
                        and April 4, 1998                                  6

               Notes to Condensed Consolidated Financial Statements        7-9

      Item 2.  Management's Discussion and Analysis
               of Financial Condition and Results of Operations            10-13

      Item 3.  Quantitative and Qualitative Disclosures about Market Risk  13


PART II - OTHER INFORMATION

      Item 1.  Legal Proceedings                                           13

      Item 2.  Changes in Securities and Use of Proceeds                   14

      Item 3.  Defaults Upon Senior Securities                             14

      Item 4.  Submission of Matters to a Vote of Security Holders         14

      Item 5.  Other Information                                           14

      Item 6.  Exhibits and Reports on Form 8-K                            14


SIGNATURES                                                                 15

PART 1 - ITEM ONE - FINANCIAL INFORMATION
SHAW INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)




ASSETS                                              April 3,         January 2,
                                                      1999             1999
                                                   -----------      -----------
CURRENT ASSETS:                                    (UNAUDITED)
 Cash and cash equivalents ...................     $    22,244      $    12,555
                                                   -----------      -----------
 Accounts receivable, less
   allowance for doubtful accounts and
   discounts of $25,157 and $21,512 ..........         320,068          276,002
                                                   -----------      -----------

 Inventories -
   Raw materials .............................         291,735          293,868
   Work-in-process ...........................          84,763           75,060
   Finished goods ............................         310,114          290,152
                                                   -----------      -----------
                                                       686,612          659,080
                                                   -----------      -----------
 Other current assets ........................         139,959          134,733
                                                   -----------      -----------
               TOTAL CURRENT ASSETS ..........       1,168,883        1,082,370
                                                   -----------      -----------

PROPERTY, PLANT AND EQUIPMENT,
   at cost:
 Land and land improvements ..................          31,394           31,425
 Buildings and leasehold improvements ........         327,051          320,991
 Machinery and equipment .....................       1,086,808        1,105,505
 Construction in progress ....................          52,989           41,827
                                                   -----------      -----------
                                                     1,498,242        1,499,748
 Less - Accumulated depreciation and
        amortization .........................        (771,332)        (783,320)
                                                   -----------      -----------
                                                       726,910          716,428
                                                   -----------      -----------

GOODWILL, net ................................         414,305          416,028
                                                   -----------      -----------
INVESTMENT IN JOINT VENTURE ..................          23,252           22,245
                                                   -----------      -----------
OTHER ASSETS .................................          23,506           24,376
                                                   -----------      -----------
               TOTAL ASSETS ..................     $ 2,356,856      $ 2,261,447
                                                   ===========      ===========

LIABILITIES AND SHAREHOLDERS' INVESTMENT
(IN THOUSANDS, EXCEPT SHARE
 DATA)

                                                    April 3,         January 2,
                                                      1999             1999
                                                   -----------      -----------
CURRENT LIABILITIES:                               (UNAUDITED)
 Current maturities of long-term debt ........     $        61      $         8
 Accounts payable ............................         242,911          194,352
 Accrued liabilities .........................         298,773          260,450
                                                   -----------      -----------
      TOTAL CURRENT LIABILITIES ..............         541,745          454,810
                                                   -----------      -----------

LONG-TERM DEBT, less current maturities ......         892,598          927,434
                                                   -----------      -----------
DEFERRED INCOME TAXES ........................          67,635           65,768
                                                   -----------      -----------
OTHER LIABILITIES ............................          12,220           16,067
                                                   -----------      -----------

SHAREHOLDERS' INVESTMENT:
 Common stock, no par, $1.11 stated value,
  authorized 500,000,000 shares; issued and
  outstanding: 141,348,480 shares at
  April 3, 1999 and 140,906,175 shares
  at January 2, 1999 .........................         156,898          156,407
 Paid-in capital .............................         200,082          195,452
 Cumulative translation adjustment ...........          (3,353)          (3,156)
 Retained earnings ...........................         489,031          448,665
                                                   -----------      -----------
      TOTAL SHAREHOLDERS' INVESTMENT .........         842,658          797,368
                                                   -----------      -----------

      TOTAL LIABILITIES AND SHAREHOLDERS'
        INVESTMENT ...........................     $ 2,356,856      $ 2,261,447
                                                   ===========      ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHAW INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
                                                      THREE MONTHS  THREE MONTHS
                                                          ENDED        ENDED
                                                         April 3,     April 4,
                                                          1999          1998
                                                        ---------     ---------

NET SALES .........................................     $ 955,803     $ 864,985
COSTS AND EXPENSES:
  Cost of sales ...................................       716,629       646,114
  Selling, general and administrative .............       154,829       168,148
  Pre-opening expenses, retail operations .........          --             209
  Interest expense, net ...........................        16,205        15,227
  Other expense, net ..............................           517         2,633
                                                        ---------     ---------
INCOME BEFORE INCOME TAXES ........................        67,623        32,654
PROVISION FOR INCOME TAXES ........................        28,213        13,368
                                                        ---------     ---------
INCOME BEFORE EQUITY IN INCOME OF
  JOINT VENTURE ...................................        39,410        19,286
EQUITY IN INCOME OF JOINT VENTURE .................           956           219
                                                        ---------     ---------
NET INCOME ........................................     $  40,366     $  19,505
                                                        =========     =========

DIVIDENDS PAID PER COMMON SHARE ...................     $    --       $   0.075
                                                        =========     =========

EARNINGS PER COMMON SHARE:
  Basic ...........................................     $    0.29     $    0.15
                                                        =========     =========
  Diluted .........................................     $    0.28     $    0.15
                                                        =========     =========

RETAINED EARNINGS:
  Beginning of period .............................     $ 448,665     $ 437,867
  Add - net income ................................        40,366        19,505
  (Deduct) - dividends paid .......................          --          (9,834)
  (Deduct) - purchase of common stock .............          --         (65,277)
                                                        ---------     ---------
  End of period ...................................     $ 489,031     $ 382,261
                                                        =========     =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHAW INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOW                                             THREE MONTHS  THREE MONTHS
(UNAUDITED AND IN THOUSANDS)                             ENDED         ENDED
                                                        April 3,      April 4,
                                                         1999          1998
                                                       ---------      ---------
OPERATING ACTIVITIES:
 Net income ......................................     $  40,366      $  19,505
                                                       ---------      ---------
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and amortization .................        23,027         20,960
   Provision for doubtful accounts ...............         1,830          2,207
   Deferred income taxes .........................         1,867          3,060
   Changes in operating assets and
     liabilities, net of disposition:
        Accounts receivable ......................       (45,896)       (40,435)
        Inventories ..............................       (27,532)       (51,110)
        Other current assets .....................        (5,226)        40,125
        Accounts payable .........................        48,559         25,513
        Accrued liabilities ......................        38,323          9,713
        Other, net ...............................        (5,235)        (4,499)
                                                       ---------      ---------
          Total adjustments ......................        29,717          5,534
                                                       ---------      ---------
   Net cash provided by operating
    activities ...................................        70,083         25,039
                                                       ---------      ---------
INVESTING ACTIVITIES:
 Additions to property, plant and equipment ......       (32,844)       (20,093)
 Retirements of property, plant and
  equipment, net .................................         2,112            265
 Disposal of U.K. assets .........................          --          (16,566)
                                                       ---------      ---------
   Net cash used in investing activities .........       (30,732)       (36,394)
                                                       ---------      ---------
FINANCING ACTIVITIES:
 Decrease in notes payable .......................          --               (1)
 (Decrease)increase in long-term debt, net .......       (34,783)       132,611
 Dividends paid ..................................          --           (9,834)
 Purchase of common stock ........................          --         (133,630)
 Proceeds from exercise of stock options .........         5,121          2,001
                                                       ---------      ---------
   Net cash used in financing activities .........       (29,662)        (8,853)
                                                       ---------      ---------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS ....................................         9,689        (20,208)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD ......................................        12,555         43,571
                                                       ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .......     $  22,244      $  23,363
                                                       =========      =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SHAW INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  APRIL 3, 1999
                                   (UNAUDITED)
         ---------------------------------------------------------------

1. Basis of Presentation

       The financial statements included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the company's 1998 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the company's financial position, results of operations and cash flow at the dates and for the periods presented. Interim results of operations are not necessarily indicative of the results to be expected for a full year.

2. Accounts Receivable

       In September 1998, the company entered into agreements pursuant to which it sold a percentage ownership interest in a defined pool of the company's trade receivables to a securitization conduit. As collections reduce accounts receivable included in the pool, the company sells participating interests in new receivables to the conduit to bring the amount in the pool up to the maximum permitted by the agreements. The receivables are sold to the conduit at a discount which reflects, among other things, the conduit's financing cost of issuing its own commercial paper backed by these accounts receivable and accounts receivable sold by other participating entities. The agreement expires September 1, 1999, but may be extended for additional one-year terms. On
September 4, 1998, the company received $198,971,000 of proceeds from the initial sale of such receivables, which proceeds were used to reduce outstanding borrowings under its domestic revolving credit facility and were reflected as a reduction of receivables in the condensed consolidated balance sheet and as an operating activity in the condensed consolidated statement of cash flow. As of April 3, 1999, the company had approximately $198,265,000 of accounts receivable sold and outstanding under this program.

3. Inventories

       The company uses the last-in, first-out (LIFO) method of valuing substantially all of its domestic inventories. If LIFO inventories were valued at current costs, the inventories would have been $44,995,000 and $23,556,000 lower at April 3, 1999 and January 2, 1999, respectively. Certain of the company's finished goods inventories, representing approximately 11 percent of total inventories, are valued at the lower of first-in, first-out (FIFO) cost or market.

4. Long-Term Debt

       In March 1998, the company completed a domestic revolving credit facility which provides for borrowings of up to $1.0 billion and expires in March 2003. The LIBOR-based rate at April 3, 1999 was approximately 5.5 percent, and borrowings outstanding under this new facility totaled $811,000,000. The variable interest rates on a total of $441,031,000 of amounts outstanding under the company's revolving credit facilities have been fixed through various dates through March 2003 by interest rate swap agreements. To provide further financing capacity, in October 1998, the company entered into a 364-day $150 million senior unsecured revolving credit facility.

5. Earnings Per Share

       Earnings per share for the three-month periods ended April 3, 1999 and April 4, 1998 have been computed based upon the weighted average shares and dilutive potential common shares outstanding. The net income amounts presented in the accompanying condensed consolidated statements of income represent amounts available or related to shareholders.

       The following table reconciles the denominator of the basic and diluted earnings per share computations:

                                                            Three Months Ended
                                                        April 3, 1999 April 4, 1998
------------------------------------------------------   -----------   -----------
Weighted average common shares .......................   141,099,637   128,902,035
Dilutive incremental shares from assumed
    conversions of options under stock option plans ..     2,805,197       394,059
------------------------------------------------------   -----------   -----------
Weighted average common shares and
    dilutive potential common shares .................   143,904,834   129,296,094
------------------------------------------------------   -----------   -----------

6. Derivative Financial Instruments

       The company uses interest rate swap agreements to fix interest rates on current and anticipated borrowings to reduce exposure to interest rate fluctuations. Under existing accounting literature, these interest rate swaps are accounted for as hedging activities. The net cash paid or received on interest rate hedges is included in interest expense. The company may also employ foreign currency exchange contracts when, in the normal course of business, they are determined to effectively manage and reduce foreign currency exchange fluctuation risk. The company does not enter into financial derivatives for speculative or trading purposes. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 is effective, and the company expects to adopt this new standard, in the company's first quarter of fiscal 2000. The company's management has not determined the impact this new statement will have on the financial statements.

7. Comprehensive Income

       The company has other comprehensive income in the form of cumulative translation adjustments which resulted in total comprehensive income of $40,169,000 and $17,709,000 for the three months ended April 3, 1999 and April 4, 1998, respectively.

8. Acquisition and Sale

       On August 9, 1998, the company sold substantially all of its remaining residential retail operations to The Maxim Group, Inc. ("Maxim") in exchange for 3,150,000 shares of Maxim stock, $25,000,000 cash and a one-year note in the principal amount of approximately $18,000,000, subject to adjustment. Stores not sold were closed.

       On October 6, 1998, the company completed its merger with Queen Carpet Corporation ("Queen") for approximately $579,135,000 consisting of approximately 19,440,000 shares of common stock of the company, 3,150,000 shares of Maxim stock, cash of $35,981,000 and assumed debt of approximately $216,000,000. The acquisition has been accounted for as a purchase transaction, and accordingly, the results of operations of Queen have been included in the accompanying condensed consolidated financial statements since October 7, 1998. The purchase price has been allocated to assets and liabilities based on their estimated fair values at the date of acquisition. The excess of the consideration paid over the estimated fair value at the date of acquisition, currently estimated at $318,600,000, has been recorded as goodwill and is being amortized on a straight-line basis over 40 years. The following table summarizes on an unaudited pro forma basis, the consolidated results of operations as though Queen had been acquired on January 4, 1998 (000s except per share data):

                                                              Three months ended
                                                                 April 4, 1998
                                                                  (Unaudited)
---------------------------------------------------------------   ----------
Net Sales .....................................................   $1,045,103
Net Income ....................................................       24,941
Earnings per common share-
      Basic and Diluted                                                 0.17
---------------------------------------------------------------   ----------

9. Segment Information

       The table below presents information about reported segments for the three months ended April 3, 1999 and April 4, 1998 (000s omitted):

                          Wholesale      Residential
                       Manufacturing        Retail       Intercompany    Consolidated
                         Operations       Operations     Eliminations     Operations
------------------ ----------------- ---------------- ---------------- ---------------
Net Sales
     1999                  $955,803           $    -           $    -        $955,803
     1998                   794,936          137,623         (67,574)         864,985

Gross Margin
     1999                  $239,174           $    -           $    -        $239,174
     1998                   167,527           51,965            (621)         218,871

Selling Expense
     1999                  $110,299           $    -           $    -        $110,299
     1998                    71,793           56,900                -         128,693
------------------ ----------------- ---------------- ---------------- ---------------

                     SHAW INDUSTRIES, INC. AND SUBSIDIARIES
                ITEM TWO-MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
GENERAL

       The company's business, as well as the U.S. carpet industry in general, is affected by general economic conditions. The level of domestic carpet sales tends to reflect fluctuations in consumer spending for durable goods and, to a lesser extent, fluctuations in interest rates and new housing starts. The company's international operations are also impacted by the economic climates in the markets in which they operate (primarily Australia and Mexico). During the first three months of 1999, demand for the company's domestic wholesale manufacturing business improved substantially over that of the first three months of 1998, sales prices increased and margins improved. The Australian market declined slightly in the first three months of 1999, and sales prices and margins decreased slightly compared to the first three months of 1998.

       In August 1998, the company sold substantially all of its residential retail operations to The Maxim Group, Inc. ("Maxim") and closed stores not sold. On October 6, 1998, the company completed its merger with Queen Carpet Corporation ("Queen") for $579.1 million, including 19.4 million shares of the company's common stock, 3.15 million shares of Maxim stock acquired in the sale of the company's residential retail operations, approximately $36 million of cash and approximately $216 million of assumed debt. Based on estimates of the fair values of assets and liabilities acquired, goodwill for $318.6 million has been recorded and is being amortized over 40 years.

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company formally assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for the company's fiscal year 2000. The company has not yet quantified the impacts of adopting SFAS No. 133 on its financial statements and has not determined the method of adoption of SFAS No.
133. However, the Statement could increase volatility in earnings and other comprehensive income.

LIQUIDITY AND CAPITAL RESOURCES

       At April 3, 1999, the company had working capital of $627.1 million, a decrease of $.5 million from the working capital of $627.6 million at January 2, 1999.

       Cash and cash equivalents increased $9.6 million to $22.2 million at April 3, 1999 from $12.6 million at January 2, 1999. The company's operations generated cash flow of $70.1 million in the first three months of 1999, principally from net income of $40.4 million adjusted for depreciation and amortization of $23 million, an increase in accounts payable and accrued liabilities of $86.9 million, offset in part by an increase in accounts receivable and inventories of $73.4 million. In the first three months of 1998, cash generated from operating activities was $25 million primarily as a result of net income of $19.5 million adjusted for depreciation and amortization of $21 million, and an increase in accounts payable and accrued liabilities of $35.2 million, offset in part by an increase in accounts receivable and inventories of $91.5 million.

       In the first three months of 1999, the company's investing activities primarily included additions to property, plant and equipment, net of retirements, of $30.7 million compared to additions to property, plant and equipment, net of retirements, of $19.8 million and the disposal of U.K. assets of $16.6 million in the first three months of 1998. Cash used in financing activities for the first three months of 1999 of $29.7 million included net payments on long-term borrowings of $34.8 million offset in part by proceeds from the exercise of stock options of $5.1 million. Cash flow used in financing activities for the first three months of 1998 of $8.9 million principally included the purchase and retirement of common stock of $133.6 million and the payment of cash dividends of $9.8 million, offset in part by a net increase in long-term borrowings of $132.6 million and proceeds from the exercise of stock options of $2 million.

       During 1998,  the company  implemented  EVA(R),  a financial  measurement concept which emphasizes profitability, proper asset allocation, the cost of capital and the creation of shareholder wealth. Effective use of capital and the company's ability to generate cash flow from operations has enabled it to invest in technologies which reduce production costs, generate operating margins that have historically exceeded industry averages and pursue its strategy for increasing shareholder value. Capital expenditures for property, plant and equipment, net of retirements, necessary to maintain the company's facilities in modern state-of-the-art condition, expand production capacity and increase efficiency were $30.7 million for the three months ended April 3, 1999.
Management anticipates total capital expenditures and capitalized lease obligations of approximately $70 million for the remainder of 1999 to expand and upgrade its manufacturing and distribution equipment to meet anticipated increases in sales volume and to improve efficiency.

       The company's primary source of financing is an unsecured revolving credit facility with a banking syndicate. The facility provides for borrowings of up to $1 billion and expires in March 2003. The interest rate on borrowings under this facility is currently based on LIBOR and was approximately 5.5 percent, including applicable margins, at April 3, 1999. Borrowings outstanding under this credit facility at April 3, 1999 were $811 million. To provide further financing capacity, in October 1998, the company entered into a 364-day $150 million senior unsecured revolving credit facility which remained unutilized and available at April 3, 1999.

       The company maintains a receivables securitization program established September 3, 1998 under which the company sells a percentage ownership interest in a defined pool of the company's trade receivables to a securitization conduit. The company used the initial proceeds from the receivables securitization to reduce outstanding borrowings under its domestic revolving credit facility. The receivables securitization program expires September 1, 1999, but may be extended for additional one-year terms. As of April 3, 1999, the company had approximately $198.3 million of accounts receivable sold and outstanding under this program.

       The company believes that available borrowings under its existing credit and securitization agreements, available cash and internally generated funds will be sufficient to support its working capital, capital expenditures, stock repurchases and debt service requirements for the foreseeable future. In addition, the company believes it could further expand its revolving credit and long-term bank facilities, if necessary.

YEAR 2000 READINESS DISCLOSURE

       The company has completed its internal assessment of the year 2000 compliance of the systems and technologies supporting all operations of the business. The company's assessment of external compliance readiness is ongoing. The company has developed and is implementing plans to correct identified compliance problems that would adversely affect the company's operations. Compliance remediation efforts are proceeding on schedule. The majority of the efforts have been completed, and compliance testing is underway.

       The company has initiated inquiries of third parties with whom it has significant business relationships, such as customers and vendors, to assess their state of addressing Year 2000 issues that could materially and adversely impact the company. The company has requested those third parties respond in writing that they will be Year 2000 compliant by the end of 1999. The company has incurred approximately $2 million to perform compliance remediation and expects to incur less than $3 million in connection with the Year 2000 compliance process. These costs are expensed as incurred.

       The company believes the most reasonably likely worst case Year 2000 scenario would be a failure by a non-core, peripheral system or a third-party system impacting the availability of certain management information or the exchange of data with certain customers or vendors.

       The company has focused its remediation efforts on those problems which it can reasonably be expected to influence and is currently developing a contingency plan to address the most likely worst case scenario described above. As a result, the company anticipates no significant disruption of business. If the company cannot successfully and timely resolve its Year 2000 issues, however, its business, results of operations and financial condition could be materially and adversely affected.

RESULTS OF OPERATIONS

       The company's primary business consists of its wholesale manufacturing operations which sell carpet and related products manufactured primarily in the company's manufacturing facilities, located primarily in the southeastern U.S., to wholesalers and retailers located primarily in the U.S., Canada, Australia and Mexico. Beginning in 1996 and continuing through mid-1998, the company built and acquired existing companies which were engaged in residential retail operations which sold floor covering and related products acquired from the company's wholesale manufacturing operations and other floor covering manufacturers directly to residential consumers. The company evaluates the performance of its segments and allocates resources to them on the basis of sales, gross margin and "net divisional contribution" which consists of gross margin less selling expenses.

       The following table summarizes key management information for the company's reportable segments (000's omitted) for the three months ended April 3, 1999 and April 4, 1998:

                          Wholesale     Residential
                       Manufacturing       Retail       Intercompany     Consolidated
                         Operations      Operations     Eliminations      Operations
------------------- ----------------- -------------- ---------------- ----------------
Net Sales
          1999              $955,803         $    -           $    -         $955,803
          1998               794,936        137,623         (67,574)          864,985

Gross Margin
          1999              $239,174         $    -           $    -         $239,174
          1998               167,527         51,965            (621)          218,871

Selling Expense
          1999              $110,299         $    -           $    -         $110,299
          1998                71,793         56,900                -          128,693

RESULTS OF OPERATIONS
Three Months Ended April  3, 1999 Compared to Three Months Ended April 4, 1998
------------------------------------------------------------------------------

       Wholesale manufacturing sales increased $160.9 million in the three months ended April 3, 1999 compared to the same period last year. The sales increase was a result of the acquisition of Queen and increased overall demand, offset in part by decreased sales as a result of the disposal of the U.K. operations. Wholesale manufacturing margins on outside sales increased to 25 percent from 23 percent on lower material costs and improved efficiencies resulting from higher demand and the ongoing integration of the Queen operations. Wholesale manufacturing selling expense increased to 11.5% in the first quarter 1999 from 9.9% in 1998 due to increased advertising and sample distribution after the company's exit from the residential retail business. As indicated above, substantially all residential retail operations were sold or closed during 1998.

       As a result of the above, consolidated net sales increased $90.8 million, or 10.5 percent, to $955.8 million in the first three months of 1999. Gross margin as a percentage of net sales decreased .3 percent to 25 percent in the first quarter of 1999 compared to the first quarter of 1998, primarily due to the reduction in higher margin residential retail sales, offset in part by improved performance in wholesale manufacturing as previously described.

       Selling, general and administrative expenses for the first quarter of 1999 were $154.8 million, or 16.2 percent of net sales, compared to $168.1 million, or 19.4 percent of net sales, in the comparable period of 1998. The decrease of $13.3 million, or 3.2 percent of net sales, was primarily due to the company's exiting the residential retail business. Interest expense was $16.2 million for the first quarter of 1999 compared to $15.2 million for the first quarter of 1998 as a result of higher borrowings.

       The effective  income tax rate for the first quarter of 1999 increased to
41.7 percent compared to 40.9 percent for the first quarter of 1998 primarily due to increased amortization of nondeductible goodwill.

FORWARD-LOOKING INFORMATION

       Certain statements in this report, including those regarding anticipated total capital expenditures and capitalized lease obligations, availability of funding for working capital, capital expenditures, stock repurchases and debt service requirements, Year 2000 readiness and estimated remediation costs, and the effects of litigation on the company's future results of operations, are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1933, as amended, and are subject to the safe harbor provisions of those Acts. When used in this report, the words "believes," "expects," "anticipates," "estimates" or "intends," and similar expressions, are intended to identify forward-looking statements. The forward-looking statements herein involve a number of risks and uncertainties that could cause actual results to differ materially from those expressed or reflected in such statements. The important factors which may affect the company's future results and could cause those results to differ materially from the results expressed or reflected in the forward-looking statements include, but are not limited to, the following: changes in economic conditions generally; changes in consumer spending for durable goods, interest rates and new housing starts; competition from other carpet, rug and floor covering manufacturers; changes in raw material prices; the degree of success in the integration of the company's recent acquisition; failure of the company's vendors, customers and suppliers to timely identify and adequately address Year 2000 compliance issues; and other factors identified from time to time in the company's reports and other filings with the Securities and Exchange Commission.

ITEM THREE - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       No material changes occurred in the sources and effects of market risk during the three months ended April 3, 1999.

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

       (B) No reports on Form 8-K have been filed during the fiscal quarter ended April 3, 1999.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SHAW INDUSTRIES, INC.
                                          --------------------------------------
                                          (The Registrant)


DATE:    May 17, 1999                     /s/ Robert E. Shaw
                                          --------------------------------------
                                          Robert E. Shaw
                                          Chairman of the Board, Chief Executive
                                          Officer and President


DATE:    May 17, 1999                     /s/ Kenneth G. Jackson
                                          --------------------------------------
                                          Kenneth G. Jackson
                                          Executive Vice President and Chief
                                          Financial Officer
                                          (Principal Financial Officer)