Form 10-Q
period 1999-07-03
SHAW INDUSTRIES INC
filed 1999-08-17
CIK 89498

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------


                                    FORM 10-Q


(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                       July 3, 1999
                               -------------------------------------------------

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: August 9, 1999 - 137,542,779 shares

                              SHAW INDUSTRIES, INC.
                                    FORM 10-Q
                                      INDEX






PART I - FINANCIAL INFORMATION                                      PAGE NUMBERS
         ---------------------                                      ------------

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets - July 3, 1999
                  and January 2, 1999                                        3-4

                  Condensed Consolidated Statements of Income and Retained Earnings - For the Three Months Ended
                           July 3, 1999 and July 4, 1998                       5

                  Condensed Consolidated Statements of Income and Retained Earnings - For the Six Months Ended
                  July 3, 1999 and July 4, 1998                                6

                  Condensed Consolidated Statements of Cash Flow -
                           For the Six Months Ended July 3, 1999
                           and July 4, 1998                                    7

                  Notes to Condensed Consolidated Financial Statements      8-10

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of Operations         11-14

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk  14


PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                           14

         Item 2.  Changes in Securities and Use of Proceeds                   15

         Item 3.  Defaults Upon Senior Securities                             15

         Item 4.  Submission of Matters to a Vote of Security Holders      15-16

         Item 5.  Other Information                                           16

         Item 6.  Exhibits and Reports on Form 8-K                            16


SIGNATURES                                                                    17

PART 1 - ITEM ONE - FINANCIAL INFORMATION
SHAW INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)




ASSETS                                      July 3,      January 2,
                                             1999           1999
                                         -----------    -----------
CURRENT ASSETS:                          (UNAUDITED)
 Cash and cash equivalents ...........   $    10,832    $    12,555
                                         -----------    -----------
 Accounts receivable, less
   allowance for doubtful accounts and
   discounts of $25,890 and $21,512 ..       290,798        276,002
                                         -----------    -----------

 Inventories -
   Raw materials .....................       264,282        293,868
   Work-in-process ...................       104,000         75,060
   Finished goods ....................       325,871        290,152
                                         -----------    -----------
                                             694,153        659,080
                                         -----------    -----------
 Other current assets ................       143,787        134,733
                                         -----------    -----------
               TOTAL CURRENT ASSETS ..     1,139,570      1,082,370
                                         -----------    -----------

PROPERTY, PLANT AND EQUIPMENT,
   at cost:
 Land and land improvements ..........        31,620         31,425
 Buildings and leasehold improvements        324,924        320,991
 Machinery and equipment .............     1,065,953      1,105,505
 Construction in progress ............       107,433         41,827
                                         -----------    -----------
                                           1,529,930      1,499,748
 Less - Accumulated depreciation and
        Amortization .................      (788,846)      (783,320)
                                         -----------    -----------
                                             741,084        716,428
                                         -----------    -----------

GOODWILL, net ........................       412,746        416,028
OTHER ASSETS .........................        47,599         46,621
                                         -----------    -----------
               TOTAL ASSETS ..........   $ 2,340,999    $ 2,261,447
                                         ===========    ===========

LIABILITIES AND SHAREHOLDERS' INVESTMENT
(IN THOUSANDS, EXCEPT SHARE
 DATA)

                                            July 3,      January 2,
                                             1999           1999
                                         -----------    -----------
CURRENT LIABILITIES:                     (UNAUDITED)
 Current maturities of long-term debt    $       664    $         8
 Accounts payable ....................       281,634        194,352
 Accrued liabilities .................       312,556        260,450
                                         -----------    -----------
      TOTAL CURRENT LIABILITIES ......       594,854        454,810
                                         -----------    -----------

LONG-TERM DEBT, less current maturities      805,692        927,434
                                         -----------    -----------
DEFERRED INCOME TAXES ................        68,487         65,768
                                         -----------    -----------
OTHER LIABILITIES ....................        15,113         16,067
                                         -----------    -----------

SHAREHOLDERS' INVESTMENT:
 Common stock, no par, $1.11 stated value,
  authorized 500,000,000 shares; issued and
  outstanding: 138,389,430 shares at
  July 3, 1999 and 140,906,175 shares
  at January 2, 1999 .................       153,613        156,407
 Paid-in capital .....................       147,818        195,452
 Cumulative translation adjustment ...        (1,666)        (3,156)
 Retained earnings ...................       557,088        448,665
                                         -----------    -----------
      TOTAL SHAREHOLDERS' INVESTMENT .       856,853        797,368
                                         -----------    -----------

      TOTAL LIABILITIES AND SHAREHOLDERS'
        INVESTMENT ...................   $ 2,340,999    $ 2,261,447
                                         ===========    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHAW INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
                                                       THREE MONTHS THREE MONTHS
                                                           ENDED        ENDED
                                                          July 3,      July 4,
                                                           1999         1998
                                                        ----------   ----------

NET SALES ...........................................   $1,065,126   $  873,149
COSTS AND EXPENSES:
  Cost of sales .....................................      777,553      634,494
  Selling, general and administrative ...............      157,799      175,955
  Charge to record loss on sale of residential
     retail operations,  store closing costs and
     writedown of certain assets ....................         --        132,303
  Pre-opening expenses, retail operations ...........         --             23
  Interest expense, net .............................       15,097       15,581
  Other expense, net ................................        1,364          833
                                                        ----------   ----------
INCOME(LOSS)BEFORE INCOME TAXES .....................      113,313      (86,040)
PROVISION(BENEFIT)FOR INCOME TAXES ..................       46,289      (20,776)
                                                        ----------   ----------
INCOME (LOSS) BEFORE EQUITY IN INCOME OF
  JOINT VENTURE .....................................       67,024      (65,264)
EQUITY IN INCOME OF JOINT VENTURE ...................        1,033           43
                                                        ----------   ----------
NET INCOME (LOSS) ...................................   $   68,057   $  (65,221)
                                                        ==========   ==========

DIVIDENDS PAID PER COMMON SHARE .....................   $      0.0   $      0.0
                                                        ==========   ==========

EARNINGS (LOSS) PER COMMON SHARE:
  Basic .............................................   $     0.48   $    (0.54)
                                                        ==========   ==========
  Diluted ...........................................   $     0.48   $    (0.54)
                                                        ==========   ==========

RETAINED EARNINGS:
  Beginning of period ...............................   $  489,031   $  447,768
  Add - net income (loss) ...........................       68,057      (65,221)
  (Deduct) - dividends paid .........................         --           --
  (Deduct) - purchase of common stock ...............         --           (230)
                                                        ----------   ----------
  End of period .....................................   $  557,088   $  382,317
                                                        ==========   ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHAW INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
                                                      SIX MONTHS     SIX MONTHS
                                                         ENDED          ENDED
                                                        July 3,        July 4,
                                                         1999           1998
                                                      -----------   -----------

NET SALES .........................................   $ 2,020,929   $ 1,738,134
COSTS AND EXPENSES:
  Cost of sales ...................................     1,494,182     1,280,608
  Selling, general and administrative .............       312,628       344,103
  Charge to record loss on sale of residential
     retail operations,  store closing costs and
     writedown of certain assets ..................          --         132,303
  Pre-opening expenses, retail operations .........          --             232
  Interest expense, net ...........................        31,302        30,808
  Other expense, net ..............................         1,881         3,466
                                                      -----------   -----------
INCOME(LOSS)BEFORE INCOME TAXES ...................       180,936       (53,386)
PROVISION(BENEFIT)FOR INCOME TAXES ................        74,502        (7,408)
                                                      -----------   -----------
INCOME (LOSS) BEFORE EQUITY IN INCOME OF
  JOINT VENTURE ...................................       106,434       (45,978)
EQUITY IN INCOME OF JOINT VENTURE .................         1,989           262
                                                      -----------   -----------
NET INCOME ........................................   $   108,423   $   (45,716)
                                                      ===========   ===========

DIVIDENDS PAID PER COMMON SHARE ...................   $       0.0   $     0.075
                                                      ===========   ===========

EARNINGS(LOSS)PER COMMON SHARE:
  Basic ...........................................   $      0.77   $     (0.37)
                                                      ===========   ===========
  Diluted .........................................   $      0.76   $     (0.37)
                                                      ===========   ===========

RETAINED EARNINGS:
  Beginning of period .............................   $   448,665   $   437,867
  Add - net income (loss) .........................       108,423       (45,716)
  (Deduct) - dividends paid .......................          --          (9,834)
                                                      -----------   -----------
  End of period ...................................   $   557,088   $   382,317
                                                      ===========   ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHAW INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOW                                                SIX MONTHS   SIX MONTHS
(UNAUDITED AND IN THOUSANDS)                               ENDED         ENDED
                                                          July 3,       July 4,
                                                           1999          1998
                                                         ---------    ---------
OPERATING ACTIVITIES:
 Net income (loss) ...................................   $ 108,423    $ (45,716)
                                                         ---------    ---------
 Adjustments  to reconcile  net income  (loss)
  to net cash provided by operating activities:
   Depreciation and amortization .....................      46,366       40,597
   Provision for doubtful accounts ...................       2,587        5,056
   Deferred income taxes .............................       2,719        6,010
   Charge to record loss on sale of residential
      retail operations, store closing costs and
      writedown of certain assets ....................        --         92,660
   Changes in operating assets and
      liabilities, net of disposition:
        Accounts receivable ..........................     (17,383)     (64,538)
        Inventories ..................................     (35,073)     (69,545)
        Other current assets .........................      (9,054)      36,633
        Accounts payable .............................      87,282       18,298
        Accrued liabilities ..........................      52,106       43,344
        Other, net ...................................      (4,415)      (5,692)
                                                         ---------    ---------
          Total adjustments ..........................     125,135      102,823
                                                         ---------    ---------
   Net cash provided by operating
    Activities .......................................     233,558       57,107
                                                         ---------    ---------
INVESTING ACTIVITIES:
 Additions to property, plant and equipment ..........     (64,386)     (65,436)
 Retirements of property, plant and
  Equipment, net .....................................         727       31,024
 Disposal of U.K. assets .............................        --        (16,566)
                                                         ---------    ---------
   Net cash used in investing activities .............     (63,659)     (50,978)
                                                         ---------    ---------
FINANCING ACTIVITIES:
 Decrease in notes payable ...........................        --             (2)
 (Decrease)increase in long-term debt, net ...........    (121,086)      87,710
 Dividends paid ......................................        --         (9,834)
 Purchase of common stock ............................     (57,816)    (133,860)
 Proceeds from exercise of stock options .............       7,280       14,843
                                                         ---------    ---------
   Net cash used in financing activities .............    (171,622)     (41,143)
                                                         ---------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS ........................................      (1,723)     (35,014)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD ..........................................      12,555       43,571
                                                         ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........   $  10,832    $   8,557
                                                         =========    =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SHAW INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 3, 1999
                                   (UNAUDITED)
         ---------------------------------------------------------------

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

       2. Accounts Receivable

              In September 1998, the company entered into agreements pursuant to which it sold a percentage ownership interest in a defined pool of the company's trade receivables to a securitization conduit. As collections reduce accounts receivable included in the pool, the company sells participating interests in new receivables to the conduit to bring the amount in the pool up to the maximum permitted by the agreements. The receivables are sold to the conduit at a discount which reflects, among other things, the conduit's financing cost of issuing its own commercial paper backed by these accounts receivable and accounts receivable sold by other participating entities. The agreement expires September 1, 1999, but may be extended for additional one-year terms. On September 4, 1998, the company received $198,971,000 of proceeds from the initial sale of such receivables. During the second quarter 1999, the company amended the agreements to increase the maximum amount of receivables able to be sold. As a result, the company received an additional $99,488,000 of initial sale proceeds. All proceeds were used to reduce outstanding borrowings under its domestic revolving credit facility and were reflected as a reduction of receivables in the condensed consolidated balance sheet and as an operating activity in the condensed consolidated statement of cash flow. As of July 3, 1999, the company had approximately $297,279,000 of accounts receivable sold and outstanding under this program.

       3. Inventories

              The company uses the last-in, first-out (LIFO) method of valuing substantially all of its domestic inventories. If LIFO inventories were valued at current costs, the inventories would have been $48,188,000 and $23,556,000 lower at July 3, 1999 and January 2, 1999, respectively. Certain of the company's finished goods inventories, representing approximately 12 percent of total inventories, are valued at the lower of first-in, first-out (FIFO) cost or market.

       4. Long-Term Debt

              The company's domestic revolving credit facility provides for borrowings of up to $1.0 billion and expires in March 2003. The LIBOR-based rate at July 3, 1999 was approximately 5.75 percent, and borrowings outstanding under this new facility totaled $724,000,000. The variable interest rates on $453,500,000 of amounts outstanding under the company's revolving credit facilities have been fixed through various dates through March 2003 by interest rate swap agreements. To provide further financing capacity, in October 1998, the company entered into a 364-day $150 million senior unsecured revolving credit facility.

       5. Earnings Per Share

              Earnings per share for the three and six-month periods ended July 3, 1999 and July 4, 1998 have been computed based upon the weighted average shares and dilutive potential common shares outstanding. The net income (loss) amounts presented in the accompanying condensed consolidated statements of income represent amounts available or related to shareholders.

       The following table reconciles the denominator of the basic and diluted earnings per share computations:

                                                              Three Months Ended
                                                         July 3, 1999  July 4, 1998
------------------------------------------------------   -----------   -----------
Weighted average common shares .......................   140,639,491   121,034,349
Dilutive incremental shares from assumed
    conversions of options under stock option plans ..     2,040,693          --
------------------------------------------------------   -----------   -----------
Weighted average common shares and
    dilutive potential common shares .................   142,680,184   121,034,349
------------------------------------------------------   -----------   -----------

                                                               Six Months Ended
                                                         July 3, 1999  July 4, 1998
------------------------------------------------------   -----------   -----------
Weighted average common shares .......................   140,869,564   124,968,192
Dilutive incremental shares from assumed
    conversions of options under stock option plans ..     2,438,650          --
------------------------------------------------------   -----------   -----------
Weighted average common shares and
    dilutive potential common shares .................   143,308,214   124,968,192
------------------------------------------------------   -----------   -----------

       6. Derivative Financial Instruments

              The company uses interest rate swap agreements to fix interest rates on current and anticipated borrowings to reduce exposure to interest rate fluctuations. Under existing accounting literature, these interest rate swaps are accounted for as hedging activities. The net cash paid or received on interest rate hedges is included in interest expense. The company may also employ foreign currency exchange contracts when, in the normal course of business, they are determined to effectively manage and reduce foreign currency exchange rate fluctuation risk. The company does not enter into financial derivatives for speculative or trading purposes. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 is effective, and the company expects to adopt this new standard, in the company's first quarter of fiscal 2001. The company's management has not determined the impact this new statement will have on the financial statements.

       7. Comprehensive Income

              The company has other comprehensive income in the form of cumulative translation adjustments which resulted in total comprehensive income (loss) of $69,744,000 and ($67,214,000) for the three months ended July 3, 1999 and July 4, 1998, respectively, and $109,913,000 and
       ($49,415,000) for the six months ended July 3, 1999 and July 4, 1998, respectively.

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

                                            Three months ended  Six months ended
                                                July 4, 1998     July 4, 1998
                                                 (Unaudited)      (Unaudited)
---------------------------------------------   ------------      -------------
Net Sales ...................................   $ 1,084,058       $ 2,129,161
Net Income ..................................       (56,404)          (31,463)
Earnings per common share-
      Basic and Diluted .....................         (0.39)            (0.22)
---------------------------------------------   ------------      -------------


       9. Segment Information

              The table below presents information about reported segments for the three and six months ended July 3, 1999 and July 4, 1998 (000's omitted):

                                                            Three Months
                                 --------------------------------------------------------------------
                                        Wholesale       Residential
                                    Manufacturing            Retail    Intercompany     Consolidated
                                       Operations        Operations    Eliminations       Operations
        ------------------------ ----------------- ----------------- --------------- ----------------
        Net Sales
             1999                      $1,065,126            $    -          $    -       $1,065,126
             1998                         763,213           147,401        (37,465)          873,149

        Gross Margin
             1999                         287,573                 -               -          287,573
             1998                         183,937            56,218               -          240,155

        Selling Expense
             1999                         109,320                 -               -          109,320
             1998                          68,764            58,411               -          127,175
        ------------------------ ----------------- ----------------- --------------- ----------------

                                                             Six Months
                                 --------------------------------------------------------------------
                                        Wholesale       Residential
                                    Manufacturing            Retail    Intercompany     Consolidated
                                       Operations        Operations    Eliminations       Operations
        ------------------------ ----------------- ----------------- --------------- ----------------
        Net Sales
             1999                      $2,020,929            $    -          $    -       $2,020,929
             1998                       1,526,517           285,024        (73,407)        1,738,134

        Gross Margin
             1999                         526,747                 -               -          526,747
             1998                         350,843           108,183               -          459,026

        Selling Expense
             1999                         219,619                 -               -          219,619
             1998                         140,557           115,311               -          255,868
        ------------------------ ----------------- ----------------- --------------- ----------------

                     SHAW INDUSTRIES, INC. AND SUBSIDIARIES
                ITEM TWO-MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
GENERAL

       The company's business, as well as the U.S. carpet industry in general, is affected by general economic conditions. The level of domestic carpet sales tends to reflect fluctuations in consumer spending for durable goods and, to a lesser extent, fluctuations in interest rates and new housing starts. The company's international operations are also impacted by the economic climates in the markets in which they operate (primarily Australia and Mexico). During the first six months of 1999, demand for the company's domestic wholesale manufacturing business improved substantially, sales prices increased and margins improved over that of the first six months of 1998. The company's Australian sales volume improved in the first six months of 1999, although margins decreased slightly compared to the first six months of 1998 on higher material costs.

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

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company formally assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for the company's fiscal year 2001. The company has not yet quantified the impact of adopting SFAS No. 133 on its financial statements and has not determined the method of adoption. However, the Statement could increase volatility in earnings and other comprehensive income.

LIQUIDITY AND CAPITAL RESOURCES

       At July 3, 1999, the company had working capital of $544.7 million, a decrease of $82.9 million from the working capital of $627.6 million at January 2, 1999.

       Cash and cash equivalents decreased $1.8 million to $10.8 million at July 3, 1999 from $12.6 million at January 2, 1999. The company's operations generated cash flow of $233.6 million in the first six months of 1999, principally from net income of $108.4 million adjusted for depreciation and amortization of $46.4 million, an increase in accounts payable and accrued liabilities of $139.4 million, offset in part by an increase in current assets of $61.5 million. In the first six months of 1998, cash generated from operating activities was $57.1 million primarily from depreciation and amortization of $40.6 million, a charge to record the loss on sale of its residential retail operations, store closing costs and writedown of certain assets of $92.7 million and an increase in accounts payable and accrued liabilities of $61.6 million, offset in part by a net loss of $45.7 million and an increase in current assets of $97.5 million.

       In the first six months of 1999, the company's investing activities primarily included additions to property, plant and equipment, net of retirements, of $63.7 million compared to additions to property, plant and equipment, net of retirements, of $34.4 million and the disposal of U.K. assets of $16.6 million in the first six months of 1998. Cash used in financing activities for the first six months of 1999 of $171.6 million included net payments on long-term borrowings of $121.1 million and the purchase and retirement of common stock of $57.8 million, offset in part by proceeds from the exercise of stock options of $7.3 million. Cash flow used in financing activities for the first six months of 1998 of $41.1 million principally included the purchase and retirement of common stock of $133.9 million and the payment of cash dividends of $9.8 million, offset in part by a net increase in long-term borrowings of $87.7 million and proceeds from the exercise of stock options of $14.9 million.

       During 1998, the company implemented EVA(R), a financial measurement concept which emphasizes profitability, proper asset allocation, the cost of capital and the creation of shareholder wealth. Effective use of capital and the company's ability to generate cash flow from operations has enabled it to invest in technologies which reduce production costs, generate operating margins that have historically exceeded industry averages and pursue its strategy for increasing shareholder value. Capital expenditures for property, plant and equipment, net of retirements, necessary to maintain the company's facilities in modern state-of-the-art condition, expand production capacity and increase efficiency were $63.7 million for the six months ended July 3, 1999. Management anticipates total capital expenditures and capitalized lease obligations of approximately $60 million for the remainder of 1999 to expand and upgrade its manufacturing and distribution equipment to meet anticipated increases in sales volume and to improve efficiency.

       The company's primary source of financing is an unsecured revolving credit facility with a banking syndicate. The facility provides for borrowings of up to $1 billion and expires in March 2003. The interest rate on borrowings under this facility is currently based on LIBOR and was approximately 5.5 percent, including applicable margins, at July 3, 1999. Borrowings outstanding under this credit facility at July 3, 1999 were $724 million. To provide further financing capacity, in October 1998, the company entered into a 364-day $150 million senior unsecured revolving credit facility which remained unutilized and available at July 3, 1999.

       The company maintains a receivables securitization program established September 3, 1998 and expanded in the second quarter 1999 under which the company sells a percentage ownership interest in a defined pool of the company's trade receivables to a securitization conduit. The company used the initial proceeds from the receivables securitization to reduce outstanding borrowings under its domestic revolving credit facility. The receivables securitization program expires September 1, 1999, but may be extended for additional one-year terms. As of July 3, 1999, the company had approximately $297,279,000 of accounts receivable sold and outstanding under these programs.

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

       The following table summarizes key management information for the company's reportable segments (000's omitted) for the three and six months ended July 3, 1999 and July 4, 1998:

                                               Three Months
                    ------------------------------------------------------------------
                           Wholesale    Residential
                       Manufacturing         Retail     Intercompany     Consolidated
                          Operations     Operations     Eliminations       Operations
------------------- ----------------- -------------- ---------------- ----------------
Net Sales
     1999                 $1,065,126         $    -           $    -       $1,065,126
     1998                    763,213        147,401         (37,465)          873,149

Gross Margin
     1999                    287,573              -                -          287,573
     1998                    183,937         56,218                -          240,155

Selling Expense
     1999                    109,320              -                -          109,320
     1998                     68,764         58,411                -          127,175
                    ----------------- -------------- ---------------- ----------------


                                               Six Months
                    ------------------------------------------------------------------
                           Wholesale    Residential
                       Manufacturing         Retail     Intercompany     Consolidated
                          Operations     Operations     Eliminations       Operations
------------------- ----------------- -------------- ---------------- ----------------
Net Sales
     1999                 $2,020,929         $    -           $    -       $2,020,929
     1998                  1,526,517        285,024         (73,407)        1,738,134

Gross Margin
     1999                    526,747              -                -          526,747
     1998                    350,843        108,183                -          459,026

Selling Expense
     1999                    219,619              -                -          219,619
     1998                    140,557        115,311                -          255,868
------------------- ----------------- -------------- ---------------- ----------------


Three Months Ended July  3, 1999 Compared to Three Months Ended July 4, 1998
----------------------------------------------------------------------------

       Wholesale manufacturing sales increased $301.9 million in the three months ended July 3, 1999 compared to the same period last year as a result of the acquisition of Queen and increased overall demand. Wholesale manufacturing margins on outside sales increased to 27.0 percent from 25.3 percent on lower material costs and improved efficiencies resulting from higher demand and the ongoing integration of the Queen operations. Wholesale manufacturing selling expense increased to 10.3 percent in the second quarter 1999 from 9.5 percent in 1998 due to increased advertising and sample distribution after the company's exit from the residential retail business. As indicated above, substantially all residential retail operations were sold or closed during 1998.

       As a result of the above, consolidated net sales increased $192.0 million, or 22 percent, to $1,065.1 million in the second quarter of 1999. Gross margin as a percentage of net sales decreased .5 percent to 27.0 percent in the second quarter of 1999 compared to the second quarter of 1998, primarily due to the reduction in higher margin residential retail sales, offset in part by improved performance in wholesale manufacturing as previously described.

       Selling, general and administrative expenses for the second quarter of 1999 were $157.8 million, or 14.8 percent of net sales, compared to $176.0 million, or 20.2 percent of net sales, in the comparable period of 1998. The decrease of $18.2 million, or 5.4 percent of net sales, was primarily due to the company's exiting the residential retail business. Interest expense was $15.1 million for the second quarter of 1999 compared to $15.6 million for the second quarter of 1998 as a result of less borrowings.

       The effective income tax rate for the second quarter of 1999 was 40.9 percent compared to 40.8 percent for the second quarter of 1998 before the tax benefit from nonrecurring charges.

Six Months Ended July 3, 1999 Compared to Six Months Ended July 4, 1998

       Wholesale manufacturing sales increased $494.4 million in the first six months ended July 3, 1999 compared to the same period last year. The sales increase was a result of the acquisition of Queen and increased overall demand, offset in part by decreased sales as a result of the disposal of the U.K. operations. Wholesale manufacturing margins on outside sales increased to 26.1 percent from 24.1 percent on lower material costs and improved efficiencies resulting from higher demand and the ongoing integration of the Queen operations. Wholesale manufacturing selling expense increased to 10.9 percent in the first six months of 1999 from 9.2 percent in 1998 due to increased advertising and sample distribution after the company's exit from the residential retail business. As indicated above, substantially all residential retail operations were sold or closed during 1998.

       As a result of the above, consolidated net sales increased $282.8 million, or 16.3 percent, to $2,020.9 million in the first six months of 1999. Gross margin as a percentage of net sales decreased .3 percent to 26.1 percent in the first six months of 1999 compared to the first six months of 1998, primarily due to the reduction in higher margin residential retail sales, offset in part by improved performance in wholesale manufacturing as previously described.

       Selling, general and administrative expenses for the first six months of 1999 were $312.6 million, or 15.5 percent of net sales, compared to $344.1 million, or 19.8 percent of net sales, in the comparable period of 1998. The decrease of $31.5 million, or 4.3 percent of net sales, was primarily due to the company's exiting the residential retail business. Interest expense was $31.3 million for the first six months of 1999 compared to $30.8 million for the first six months of 1998 as a result of higher borrowings.

       The effective income tax rate for the first six months of 1999 increased to 41.2 percent compared to 40.8 percent for the first six months of 1998 primarily due to increased amortization of nondeductible goodwill.

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

ITEM THREE - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       No material changes occurred in the sources and effects of market risk during the three months ended July 3, 1999.

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

ITEM TWO - CHANGES IN SECURITIES AND USE OF PROCEEDS
       None

ITEM THREE - DEFAULTS UPON SENIOR SECURITIES
       None

ITEM FOUR - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       The 1999 Annual Meeting of Shareholders of the company was held on April 29, 1999. The following matters were submitted to the shareholders for approval at the meeting:

       1. A proposal to elect four directors to Class I for a three-year and one director to Class III for a one-year term. The results of the voting on this proposal were as follows:

           Nominee                   Votes For              Authority Withheld

           J.C. Shaw                 99,355,396                 5,590,245
                                     ----------                 ---------
           Robert E. Shaw            99,346,570                 5,599,070
                                     ----------                 ---------
           Robert J. Lunn            99,356,143                 5,589,498
                                     ----------                 ---------
           Julian D. Saul            99,358,159                 5,587,474
                                     ----------                 ---------
           Roberto Garza             99,343,159                 5,597,372
                                     ----------                 ---------

The members of the Board of Directors whose terms of office continued after the 1999 Annual Meeting of Shareholders are as follows: (i) J. Hicks Lanier, R. Julian McCamy, Thomas G. Cousins and S. Tucker Grigg (Class II Directors, term expiring 2001); and (ii) W. Norris Little, William C. Lusk, Jr. and Robert R. Harlin (Class III Directors, term expiring 2000).

       2. A proposal to approve the Executive Annual Incentive Plan. The results of the voting on this proposal were as follows:

            Votes For      Votes Against    Abstentions      Broker Non-Votes

           102,952,284      1,130,521       862,834          1,008
           -----------     ----------       -------          -----

ITEM FIVE - OTHER INFORMATION
                  None

ITEM SIX - EXHIBITS AND REPORTS ON FORM 8-K

       (A) Exhibits

              27     Financial Data Schedule

              99.1 Amendment No. 1 dated as of April 23, 1999 to Transfer and Administration Agreement dated as of September 3, 1998 among the Registrant, Shaw Funding Company, Enterprise Funding Corporation, NationsBank, N.A. and the financial institutions from time to time parties thereto.

              99.2 First Amendment dated as of July 29, 1999 to Amended and Restated Rights Agreement dated as of April 10, 1999 between the Registrant and EquiServe Trust Company, N.A., as successor rights agent to Wachovia Bank, N.A.

       (B) Reports on Form 8-K

              l. A report on Form 8-K was filed on April 6, 1999, reporting the Board of Directors of the company had approved and adopted an "Amended and Restated Rights Agreement" dated as of April 10, 1999 between the company and Wachovia Bank, N.A., the shareholder rights agent.

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




                                        SHAW INDUSTRIES, INC.

                                         (The Registrant)


DATE:    August 16, 1999          /s/  Robert E. Shaw
---------------------------       --------------------------------------------
                                  Robert E. Shaw
                                  Chairman of the Board, Chief Executive
                                  Officer and President


DATE:    August 16, 1999          /s/  Kenneth G. Jackson
---------------------------       --------------------------------------------
                                  Kenneth G. Jackson
                                  Executive Vice President and Chief
                                  Financial Officer
                                  (Principal Financial Officer)