Form 10-Q
period 1999-10-02
SHAW INDUSTRIES INC
filed 1999-11-16
CIK 89498

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------


                                    FORM 10-Q


(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                       October 2, 1999
                              --------------------------------------------------

                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________________to_______________________


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

         Indicate by check |X| whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| . No ______.

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: November 8, 1999 - 133,785,097 shares

                              SHAW INDUSTRIES, INC.
                                    FORM 10-Q
                                      INDEX


PART I - FINANCIAL INFORMATION                                      PAGE NUMBERS
         ---------------------                                      ------------

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets - October 2, 1999
                  and January 2, 1999                                        3-4

                  Condensed Consolidated Statements of Income and Retained Earnings - For the Three Months Ended
                           October 2, 1999 and October 3, 1998                 5

                  Condensed Consolidated Statements of Income and Retained Earnings - For the Nine Months Ended
                  October 2, 1999 and October 3, 1998                          6

                  Condensed Consolidated Statements of Cash Flow -
                           For the Nine Months Ended October 2, 1999
                           and October 3, 1998                                 7

                  Notes to Condensed Consolidated Financial Statements      8-10

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of Operations         11-14

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk  14


PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                           14

         Item 2.  Changes in Securities and Use of Proceeds                   15

         Item 3.  Defaults Upon Senior Securities                             15

         Item 4.  Submission of Matters to a Vote of Security Holders         15

         Item 5.  Other Information                                           15

         Item 6.  Exhibits and Reports on Form 8-K                         15-16


SIGNATURES                                                                    16

PART 1 - ITEM ONE - FINANCIAL INFORMATION
SHAW INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)


ASSETS                                               October 2,      January 2,
                                                       1999            1999
                                                    -----------     -----------
                                                    (UNAUDITED)
CURRENT ASSETS:
      Cash and cash equivalents ................    $    25,912     $    12,555
                                                    -----------     -----------
      Accounts receivable, less
         allowance for doubtful accounts and
         discounts of $24,003 and $21,512 ......        273,324         276,002
                                                    -----------     -----------

      Inventories -
         Raw materials .........................        255,450         293,868
         Work-in-process .......................        102,405          75,060
         Finished goods ........................        341,758         290,152
                                                    -----------     -----------
                                                        699,613         659,080
                                                    -----------     -----------
      Other current assets .....................        145,959         134,733
                                                    -----------     -----------
                TOTAL CURRENT ASSETS ...........      1,144,808       1,082,370
                                                    -----------     -----------

PROPERTY, PLANT AND EQUIPMENT,
     at cost:
      Land and land improvements ...............         31,592          31,425
      Buildings and leasehold improvements .....        331,450         320,991
      Machinery and equipment ..................      1,065,989       1,105,505
      Construction in progress .................        119,736          41,827
                                                    -----------     -----------
                                                      1,548,767       1,499,748
      Less - Accumulated depreciation and
             amortization ......................       (806,652)       (783,320)
                                                    -----------     -----------
                                                        742,115         716,428
                                                    -----------     -----------

     GOODWILL, net .............................        421,910         416,028
     OTHER ASSETS ..............................         43,315          46,621
                                                    -----------     -----------
                TOTAL ASSETS ...................    $ 2,352,148     $ 2,261,447
                                                    ===========     ===========

LIABILITIES AND SHAREHOLDERS' INVESTMENT
(IN THOUSANDS, EXCEPT SHARE  DATA)

                                                     October 2,      January 2,
                                                       1999            1999
                                                    -----------     -----------
                                                    (UNAUDITED)
CURRENT LIABILITIES:
     Current maturities of long-term debt ......    $       269     $         8
     Accounts payable ..........................        257,066         194,352
     Accrued liabilities .......................        331,525         260,450
                                                    -----------     -----------
         TOTAL CURRENT LIABILITIES .............        588,860         454,810
                                                    -----------     -----------

LONG-TERM DEBT, less current maturities ........        768,939         927,434
                                                    -----------     -----------
DEFERRED INCOME TAXES ..........................         72,287          65,768
                                                    -----------     -----------
OTHER LIABILITIES ..............................         18,045          16,067
                                                    -----------     -----------

SHAREHOLDERS' INVESTMENT:
     Common stock, no par, $1.11 stated value,
         authorized 500,000,000 shares; issued and
         outstanding:  137,705,299 shares at
         October 2, 1999 and 140,906,175 shares
         at January 2, 1999 ....................        152,854         156,407
     Paid-in capital ...........................        131,609         195,452
     Cumulative translation adjustment .........         (2,339)         (3,156)
     Retained earnings .........................        621,893         448,665
                                                    -----------     -----------
         TOTAL SHAREHOLDERS' INVESTMENT ........        904,017         797,368
                                                    -----------     -----------

         TOTAL LIABILITIES AND SHAREHOLDERS'
           INVESTMENT ..........................    $ 2,352,148     $ 2,261,447
                                                    ===========     ===========




The accompanying notes are an integral part of these condensed consolidated financial statements.

SHAW INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

                                                   THREE MONTHS     THREE MONTHS
                                                      ENDED            ENDED
                                                     October 2,      October 3,
                                                      1999             1998
                                                    -----------     -----------

NET SALES ......................................    $ 1,082,923     $   851,634
COSTS AND EXPENSES:
     Cost of sales .............................        790,273         642,442
     Selling, general and administrative .......        156,807         128,146
     Interest expense, net .....................         15,275          14,740
     Other expense, net ........................          1,012             387
                                                    -----------     -----------
INCOME BEFORE INCOME TAXES .....................        119,556          65,919
PROVISION FOR INCOME TAXES .....................         48,843          26,722
                                                    -----------     -----------
INCOME BEFORE EQUITY IN INCOME OF
     JOINT VENTURE .............................         70,713          39,197
EQUITY IN INCOME OF JOINT VENTURE ..............            970             420
                                                    -----------     -----------
NET INCOME .....................................    $    71,683     $    39,617
                                                    ===========     ===========

DIVIDENDS PAID PER COMMON SHARE ................    $      0.05     $      0.00
                                                    ===========     ===========

EARNINGS PER COMMON SHARE:
     Basic .....................................    $      0.52     $      0.32
                                                    ===========     ===========
     Diluted ...................................    $      0.51     $      0.32
                                                    ===========     ===========

RETAINED EARNINGS:
     Beginning of period .......................    $   557,088     $   382,317
     Add - net income ..........................         71,683          39,617
     (Deduct)-dividends paid ...................         (6,878)           --
                                                    -----------     -----------
     End of period .............................    $   621,893     $   421,934
                                                    ===========     ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHAW INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
                                                    NINE MONTHS     NINE MONTHS
                                                       ENDED           ENDED
                                                     October 2,      October 3,
                                                       1999            1998
                                                    -----------     -----------

NET SALES ......................................    $ 3,103,852     $ 2,589,768
COSTS AND EXPENSES:
     Cost of sales .............................      2,284,455       1,923,050
     Selling, general and administrative .......        469,435         472,249
     Charge to record loss on sale of residential
         retail operations, store closing costs
         and writedown of certain assets .......           --           132,303
     Pre-opening expenses, retail operations ...           --               232
     Interest expense, net .....................         46,572          45,548
     Other expense, net ........................          2,898           3,853
                                                    -----------     -----------
INCOME BEFORE INCOME TAXES .....................        300,492          12,533
PROVISION FOR INCOME TAXES .....................        123,345          19,314
                                                    -----------     -----------
INCOME (LOSS) BEFORE EQUITY IN INCOME OF
     JOINT VENTURE .............................        177,147          (6,781)
EQUITY IN INCOME OF JOINT VENTURE ..............          2,959             682
                                                    -----------     -----------
NET INCOME (LOSS) ..............................    $   180,106     ($    6,099)
                                                    ===========     ===========

DIVIDENDS PAID PER COMMON SHARE ................    $      0.05     $     0.075
                                                    ===========     ===========

EARNINGS (LOSS) PER COMMON SHARE:
     Basic .....................................    $      1.29     ($     0.05)
                                                    ===========     ===========
     Diluted ...................................    $      1.27     ($     0.05)
                                                    ===========     ===========

RETAINED EARNINGS:
     Beginning of period .......................    $   448,665     $   437,867
     Add - net income (loss) ...................        180,106          (6,099)
     (Deduct) - dividends paid .................         (6,878)         (9,834)
                                                    -----------     -----------
     End of period .............................    $   621,893     $   421,934
                                                    ===========     ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHAW INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOW
(UNAUDITED AND IN THOUSANDS)
                                                                NINE MONTHS  NINE MONTHS
                                                                  ENDED        ENDED
                                                                October 2,   October 3,
                                                                  1999         1998
                                                                ---------    ---------

OPERATING ACTIVITIES:
      Net income (loss) .....................................   $ 180,106    ($  6,099)
      Adjustments to reconcile net income (loss)
         to net cash provided by operating
         activities:
           Depreciation and amortization ....................      70,075       58,449
           Provision for doubtful accounts ..................       5,075        4,574
           Deferred income taxes ............................       6,519       (3,024)
           Charge to record loss on sale of
                residential retail operations, store
                closing costs and writedown of certain assets        --         92,660
           Changes in operating assets and
               liabilities, net of disposition:
                Accounts receivable .........................      (2,397)     111,584
                Inventories .................................     (40,533)     (82,690)
                Other current assets ........................     (11,226)      35,032
                Accounts payable ............................      62,714       33,939
                Accrued liabilities .........................      71,075       50,993
                Other, net ..................................      (9,460)       8,922
                                                                ---------    ---------
                          Total adjustments .................     151,842      310,439
                                                                ---------    ---------
         Net cash provided by operating activities ..........     331,948      304,340
                                                                ---------    ---------

INVESTING ACTIVITIES:
     Additions to property, plant and equipment .............     (86,702)     (54,977)
     Retirements of property, plant and
         equipment, net .....................................         727        7,084
     Disposal of U.K. assets ................................        --        (16,566)
     Sale of residential operations .........................        --         14,378
                                                                ---------    ---------
         Net cash used in investing activities ..............     (85,975)     (50,081)
                                                                ---------    ---------
FINANCING ACTIVITIES:
      Decrease in notes payable .............................        --            (10)
      Decrease in long-term debt, net .......................    (158,234)    (135,352)
      Dividends paid ........................................      (6,878)      (9,834)
      Purchase of common stock ..............................     (79,515)    (176,370)
      Proceeds from exercise of stock options ...............      12,011       27,543
                                                                ---------    ---------
         Net cash used in financing activities ..............    (232,616)    (294,023)
                                                                ---------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS ............................................      13,357      (39,764)
CASH AND CASH EQUIVALENTS AT BEGINNING
     OF PERIOD ..............................................      12,555       43,571
                                                                ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..................   $  25,912    $   3,807
                                                                =========    =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SHAW INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 OCTOBER 2, 1999
                                   (UNAUDITED)
                 ---------------------------------------------------------------

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

2. Accounts Receivable

       In September 1998, the company entered into agreements pursuant to which it sold a percentage ownership interest in a defined pool of the company's trade receivables to a securitization conduit. As collections reduce accounts receivable included in the pool, the company sells participating interests in new receivables to the conduit to bring the amount in the pool up to the maximum permitted by the agreements. The receivables are sold to the conduit at a discount which reflects, among other things, the conduit's financing cost of issuing its own commercial paper backed by these accounts receivable and accounts receivable sold by other participating entities. The agreements expire August 30, 2000, but may be extended for additional one-year terms. On September 4, 1998, the company received $198,971,000 of proceeds from the initial sale of such receivables. During the second quarter 1999, the company amended the agreements to increase the maximum amount of receivables able to be sold. As a result, the company received an additional $99,488,000 of initial sale proceeds. All proceeds were used to reduce outstanding borrowings under its domestic revolving credit facility and were reflected as a reduction of receivables in the condensed consolidated balance sheet and as an operating activity in the condensed consolidated statement of cash flow. As of October 2, 1999, the company had approximately $297,075,000 of accounts receivable sold and outstanding under this program.

3. Inventories

       The company uses the last-in, first-out (LIFO) method of valuing substantially all of its domestic inventories. If LIFO inventories were valued at current costs, the inventories would have been $56,235,000 and $23,556,000 lower at October 2, 1999 and January 2, 1999, respectively. Certain of the company's finished goods inventories, representing approximately 13 percent of total inventories, are valued at the lower of first-in, first-out (FIFO) cost or market.

4. Long-Term Debt

       The company's domestic revolving credit facility provides for borrowings of up to $1.0 billion and expires in March 2003. The LIBOR-based rate at October 2, 1999 was approximately 6.30 percent, and borrowings outstanding under this facility totaled $696,000,000. The variable interest rates on $552,750,000 of amounts outstanding under the company's revolving credit facilities have been fixed through various dates through September 2003 by interest rate swap agreements. To provide further financing capacity, in November 1999, the company entered into a 364-day $200 million senior unsecured revolving credit facility.

5. Earnings Per Share

       Earnings per share for the three and nine-month periods ended October 2, 1999 and October 3, 1998 have been computed based upon the weighted average shares and dilutive potential common shares outstanding. The net income (loss) amounts presented in the accompanying condensed consolidated statements of income represent amounts available or related to shareholders.

       The following table reconciles the denominator of the basic and diluted earnings per share computations:

                                                              Three Months Ended
                                                      October 2, 1999    October 3, 1998
---------------------------------------------------- ------------------ ------------------
Weighted average common shares                             137,722,390        122,082,216
Dilutive incremental shares from assumed
    conversions of options under stock option plans          2,119,429          2,511,952
---------------------------------------------------- ------------------ ------------------
Weighted average common shares and
    dilutive potential common shares                       139,841,819        124,594,168
---------------------------------------------------- ------------------ ------------------

                                                              Nine Months Ended
                                                      October 2, 1999    October 3, 1998
---------------------------------------------------- ------------------ ------------------
Weighted average common shares                             139,820,506        124,006,200
Dilutive incremental shares from assumed
    conversions of options under stock option plans          2,355,566                  -
---------------------------------------------------- ------------------ ------------------
Weighted average common shares and
    dilutive potential common shares                       142,176,072        124,006,200
---------------------------------------------------- ------------------ ------------------

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

7. Comprehensive Income

       The company has other comprehensive income in the form of cumulative translation adjustments which resulted in total comprehensive income of $71,010,000 for the three months ended October 2, 1999 and $180,923,000 for the nine months ended October 2, 1999. For 1998, the company had other comprehensive income in the form of cumulative translation adjustments and an unrealized loss on available-for-sale equity securities which resulted in total comprehensive income of $26,800,000 for the quarter ended October 3, 1998 and total comprehensive loss of ($22,615,000) for the nine months ended October 3, 1998.

8. Sale and Acquisition

       On August 9, 1998, the company sold substantially all of its remaining residential retail operations to The Maxim Group, Inc. ("Maxim") in exchange for 3,150,000 shares of Maxim stock, $25,000,000 cash and a one-year note in the principal amount of approximately $18,000,000, subject to adjustment. Stores not sold were closed.

       On October 6, 1998, the company completed its merger with Queen Carpet Corporation ("Queen") for approximately $579,135,000 consisting of approximately 19,440,000 shares of common stock of the company, 3,150,000 shares of Maxim stock, cash of $35,981,000 and assumed debt of approximately $216,000,000. The acquisition has been accounted for as a purchase transaction, and accordingly, the results of operations of Queen have been included in the accompanying condensed consolidated financial statements since October 7, 1998. The purchase price has been allocated to assets and liabilities based on their estimated fair values at the date of acquisition. The excess of the consideration paid over the estimated fair value at the date of acquisition of $333,886,000, has been recorded as goodwill and is being amortized on a straight-line basis over 40 years.

       The following table summarizes on an unaudited pro forma basis, the consolidated results of operations as though Queen had been acquired on January 4, 1998 (000s except per share data):

                                        Three months      Nine months
                                           ended             ended
                                      October 3, 1998   October 3, 1998
                                        (Unaudited)        (Unaudited)
--------------------------------------   ----------        ----------
Net Sales ............................   $1,065,780        $3,194,941
Net Income ...........................       51,995            20,332
Earnings per common share-
      Basic and Diluted ..............         0.36              0.14
--------------------------------------   ----------        ----------


9. Segment Information

       The table below presents information about reported segments for the three and nine months ended October 2, 1999 and October 3, 1998 (000's omitted):

                                                           Three Months
                                --------------------------------------------------------------------
                                       Wholesale       Residential
                                   Manufacturing            Retail    Intercompany     Consolidated
                                      Operations        Operations    Eliminations       Operations
        ----------------------- ----------------- ----------------- --------------- ----------------
        Net Sales
             1999                     $1,082,923             $   -          $    -       $1,082,923
             1998                        809,732            55,399        (13,497)          851,634

        Gross Margin
             1999                        292,650                 -               -          292,650
             1998                        188,368            20,824               -          209,192

        Selling Expense
             1999                        112,309                 -               -          112,309
             1998                         74,799            19,841               -           94,640
        ----------------------- ----------------- ----------------- --------------- ----------------

                                                            Nine Months
                                --------------------------------------------------------------------
                                       Wholesale       Residential
                                   Manufacturing            Retail    Intercompany     Consolidated
                                      Operations        Operations    Eliminations       Operations
        ----------------------- ----------------- ----------------- --------------- ----------------
        Net Sales
             1999                     $3,103,852            $    -          $    -       $3,103,852
             1998                      2,336,249           340,423        (86,904)        2,589,768

        Gross Margin
             1999                        819,397                 -               -          819,397
             1998                        539,202           127,516               -          666,718

        Selling Expense
             1999                        331,928                 -               -          331,928
             1998                        215,356           135,152               -          350,508
        ----------------------- ----------------- ----------------- --------------- ----------------

                     SHAW INDUSTRIES, INC. AND SUBSIDIARIES
                ITEM TWO-MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
GENERAL

       The company manufactures, markets and distributes a broad range of soft floor covering products primarily consisting of broadloom tufted carpet. The company also distributes hard floor covering products through its highly developed distribution channel. The company operates in a business environment comprised of numerous small customers and several large retailers and buying groups. The company's customers in turn market floor covering and other products to retail and other wholesale residential and commercial end-users. The company experiences demand for its products primarily as a result of multi and single family residential and commercial floor covering replacement, new commercial and multi family residential construction, and, to a lesser extent, new single family residential construction. This demand is driven by such end-user factors as consumer spending on durable goods and general consumer confidence. The company's profitability is dependent upon its ability to efficiently manage its integrated manufacturing process to produce products meeting the style, color and quality demanded by its customers and to deliver those products in a timely manner.

       During the first nine months of 1999, demand for the company's products improved substantially, sales prices increased and margins improved over that of the first nine months of 1998. The company's Australian sales volume improved in the first nine months of 1999, although margins decreased slightly compared to the first nine months of 1998 on higher material costs.

       In August 1998, the company sold substantially all of its residential retail operations to The Maxim Group, Inc. ("Maxim") and closed stores not sold. On October 6, 1998, the company completed its merger with Queen Carpet Corporation ("Queen") for $579.1 million, including 19.4 million shares of the company's common stock, 3.15 million shares of Maxim stock acquired in the sale of the company's residential retail operations, approximately $36 million of cash and approximately $216 million of assumed debt. Based on estimates of the fair values of assets and liabilities acquired, goodwill of $333.9 million has been recorded and is being amortized over 40 years.

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

LIQUIDITY AND CAPITAL RESOURCES

       At October 2, 1999, the company had working capital of $555.9 million, a decrease of $71.7 million from the working capital of $627.6 million at January 2, 1999.

       Cash and cash equivalents increased $13.3 million to $25.9 million at October 2, 1999 from $12.6 million at January 2, 1999. The company's operations generated cash flow of $331.9 million in the first nine months of 1999, principally from net income of $180.1 million adjusted for depreciation and amortization of $70.1 million, an increase in accounts payable and accrued liabilities of $133.8 million, offset in part by an increase in the carrying value of inventories of $40.5 million. In the first nine months of 1998, cash generated from operating activities was $304.3 million primarily from depreciation and amortization of $58.4 million, a charge to record the loss on sale of its residential retail operations, store closing costs and writedown of certain assets of $92.7 million, a decrease in current assets of $63.9 million and an increase in accounts payable and accrued liabilities of $84.9 million, offset in part by a net loss of $6.1 million.

       In the first nine months of 1999, the company's investing activities primarily included additions to property, plant and equipment, net of retirements, of $86.0 million compared to additions to property, plant and equipment, net of retirements, of $47.9 million and the disposal of U.K. assets of $16.6 million, offset in part by the sale of residential operations of $14.4 million in the first nine months of 1998. Cash used in financing activities for the first nine months of 1999 of $232.6 million included net payments on long-term borrowings of $158.2 million, the purchase and retirement of common stock of $79.5 million and cash dividends of $6.9 million, offset in part by proceeds from the exercise of stock options of $12.0 million. Cash flow used in financing activities for the first nine months of 1998 of $294.0 million principally included net payments on long-term borrowings of $135.3 million, the purchase and retirement of common stock of $176.4 million and the payment of cash dividends of $9.8 million, offset in part by proceeds from the exercise of stock options of $27.5 million.

       During 1998,  the company  implemented  EVA(R),  a financial  measurement concept which emphasizes profitability, proper asset allocation, the cost of capital and the creation of shareholder wealth. Effective use of capital and the company's ability to generate cash flow from operations has enabled it to invest in technologies which reduce production costs, generate operating margins that have historically exceeded industry averages and pursue its strategy for increasing shareholder value. Capital expenditures for property, plant and equipment, net of retirements, necessary to maintain the company's facilities in modern state-of-the-art condition, expand production capacity and increase efficiency were $86.0 million for the nine months ended October 2, 1999. Management anticipates total capital expenditures and capitalized lease obligations of approximately $40 million for the remainder of 1999 to expand and upgrade its manufacturing and distribution equipment to meet anticipated increases in sales volume and to improve efficiency.

       The company's primary source of financing is an unsecured revolving credit facility with a banking syndicate. The facility provides for borrowings of up to $1 billion and expires in March 2003. The interest rate on borrowings under this facility is currently based on LIBOR and was approximately 6.3 percent, including applicable margins, at October 2, 1999. Borrowings outstanding under this credit facility at October 2, 1999 were $696 million. To provide further financing capacity, in November 1999 the company entered into a 364-day $200 million senior unsecured revolving credit facility.

       The company maintains a receivables securitization program established September 3, 1998 and expanded in the second quarter 1999 under which the company sells a percentage ownership interest in a defined pool of the company's trade receivables to a securitization conduit. The company used the initial proceeds from the receivables securitization to reduce outstanding borrowings under its domestic revolving credit facility. The receivables securitization program expires August 30, 2000, but may be extended for additional one-year terms. As of October 2, 1999, the company had approximately $297.1 million of accounts receivable sold and outstanding under these programs.

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

       The company has initiated inquiries of third parties with whom it has significant business relationships, such as customers and vendors, to assess their state of addressing Year 2000 issues that could materially and adversely impact the company. The company has requested those third parties respond in writing that they will be Year 2000 compliant by the end of 1999. The company has incurred approximately $2.7 million to perform compliance remediation and expects to incur an additional $.3 million in connection with the Year 2000 compliance process. These costs are expensed as incurred.

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

RESULTS OF OPERATIONS

       The company's business consists of its wholesale manufacturing operations which sell carpet and related products manufactured primarily in the company's manufacturing facilities, located primarily in the southeastern U.S., to wholesalers and retailers located primarily in the U.S., Canada, Australia and Mexico. Beginning in 1996 and continuing through mid-1998, the company built and acquired existing companies which were engaged in residential retail operations which sold floor covering and related products acquired from the company's wholesale manufacturing operations and other floor covering manufacturers directly to residential consumers. The company evaluates the performance of its operations on the basis of sales, gross margin and "net divisional contribution" which consists of gross margin less selling expenses.

       The following table summarizes key management information for the company's operations (000's omitted) for the three and nine months ended October 2, 1999 and October 3, 1998:

                                                       Three Months
                              ------------------------------------------------------------------
                                     Wholesale    Residential
                                 Manufacturing         Retail     Intercompany     Consolidated
                                    Operations     Operations     Eliminations       Operations
----------------------------- ----------------- -------------- ---------------- ----------------
Net Sales
     1999                           $1,082,923          $   -           $    -       $1,082,923
     1998                              809,732         55,399         (13,497)          851,634

Gross Margin
     1999                              292,650              -                -          292,650
     1998                              188,368         20,824                -          209,192

Selling Expense
     1999                              112,309              -                -          112,309
     1998                               74,799         19,841                -           94,640
----------------------------- ----------------- -------------- ---------------- ----------------


                                                       Nine Months
                              ------------------------------------------------------------------
                                     Wholesale    Residential
                                 Manufacturing         Retail     Intercompany     Consolidated
                                    Operations     Operations     Eliminations       Operations
----------------------------- ----------------- -------------- ---------------- ----------------
Net Sales
     1999                           $3,103,852         $    -           $    -       $3,103,852
     1998                            2,336,249        340,423         (86,904)        2,589,768

Gross Margin
     1999                              819,397              -                -          819,397
     1998                              539,202        127,516                -          666,718

Selling Expense
     1999                              331,928              -                -          331,928
     1998                              215,356        135,152                -          350,508
----------------------------- ----------------- -------------- ---------------- ----------------

Three Months  Ended  October 2, 1999  Compared to Three Months Ended  October 3,
1998

       Wholesale manufacturing sales increased $273.2 million in the three months ended October 2, 1999 compared to the same period last year as a result of the acquisition of Queen, increased overall demand, and to a lesser extent, improvements in the mix of products sold and higher sales prices. Wholesale manufacturing margins on outside sales increased to 27.0 percent from 23.7 percent on lower material costs and improved efficiencies resulting from higher demand and the ongoing integration of the Queen operations, as well as the sales improvements previously discussed. Wholesale manufacturing selling expense increased to 10.4 percent in the third quarter 1999 from 9.4 percent in 1998 due to continuing higher than normal sample costs as the company continues to regain space in customer showrooms after the company's exit from the residential retail business. As indicated above, substantially all residential retail operations were sold or closed during 1998.

       As a result of the above, consolidated net sales increased $231.3 million, or 27.2 percent, to $1,082.9 million in the third quarter of 1999. Consolidated gross margin as a percentage of net sales increased 2.4 percent to
27.0 percent in the third quarter of 1999 compared to the third quarter of 1998, due to the performance of the wholesale manufacturing operations as previously described.

       Selling, general and administrative expenses for the third quarter of 1999 were $156.8 million, or 14.5 percent of net sales, compared to $128.1 million, or 15.0 percent of net sales, in the comparable period of 1998. The decrease of .5 percent is due primarily to efficiencies gained by merging the administrative and sales functions of Queen with the company, and as previously discussed, improvements in sales, offset in part by the continuing heavy sample costs. Interest expense was $15.3 million for the third quarter of 1999 compared to $14.7 million for the third quarter of 1998 as higher interest rates offset lower borrowings.

       The effective income tax rate for the third quarter of 1999 was 40.8 percent compared to 40.5 percent for the third quarter of 1998 primarily due to increased amortization of non-deductible goodwill.

Nine Months Ended October 2, 1999 Compared to Nine Months Ended October 3, 1998

       Wholesale manufacturing sales increased $767.6 million in the first nine months ended October 2, 1999 compared to the same period last year. The sales increase was primarily the result of the acquisition of Queen and increased demand as the company regained market share following its exit from the retail business, offset in part by decreased sales as a result of the disposal of the U.K. operations. Wholesale manufacturing margins on outside sales increased to
26.4 percent from 24.0 percent on lower material costs and improved efficiencies resulting from higher demand and the ongoing integration of the Queen operations. Wholesale manufacturing selling expense increased to 10.7 percent in the first nine months of 1999 from 9.2 percent in 1998 due to increased advertising and other selling expenses and higher sample costs after the company's exit from the residential retail business. As indicated above, substantially all residential retail operations were sold or closed during 1998.

       As a result of the above, consolidated net sales increased $514.1 million, or 19.9 percent, to $3,103.9 million in the first nine months of 1999. Gross margin as a percentage of net sales increased .6 percent to 26.4 percent in the first nine months of 1999 compared to the first nine months of 1998, primarily due to improved performance in wholesale manufacturing as previously described, offset in part by the reduction in higher margin residential retail sales.

       Selling, general and administrative expenses for the first nine months of 1999 were $469.4 million, or 15.1 percent of net sales, compared to $472.2 million, or 18.2 percent of net sales, in the comparable period of 1998. The decrease of $2.8 million, or 3.1 percent of net sales, was primarily due to the company exiting the residential retail business. Interest expense was $46.6 million for the first nine months of 1999 compared to $45.5 million for the first nine months of 1998 as higher interest rates offset lower borrowings.

       The effective income tax rate for the first nine months of 1999 increased to 41.0 percent compared to 40.7 percent for the first nine months of 1998 before the tax benefit from nonrecurring charges, primarily due to increased amortization of non-deductible goodwill.

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

ITEM THREE - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       No material changes occurred in the sources and effects of market risk during the nine months ended October 2, 1999.

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

       In December 1995, the company learned that it was one of six carpet companies named as additional defendants in a pending antitrust suit filed in the United States District Court of Rome, Georgia. The amended complaint alleges price-fixing regarding certain types of carpet products in violation of Section 1 of the Sherman Act. The amount of damages sought is not specified. If any damages were to be awarded, they may be trebled under the applicable statute. The company has filed an answer to the complaint that denies plaintiffs' allegations and sets forth several defenses. In September 1997, the Court issued an order certifying a nationwide plaintiff class of persons and entities who purchased "mass production" polypropylene carpet directly from any of the defendants from June 1, 1991 through June 30, 1995, excluding, among others, any persons or entities whose only purchases were from any of the company's retail establishments. Discovery began in November 1997 and recently concluded. The company believes that it has meritorious defenses to plaintiffs' claims in the lawsuits described in this paragraph and intends to defend these actions vigorously. After consultation with counsel, it is the opinion of management that, although there can be no assurance given, none of the claims described in this paragraph, when resolved, will have a material adverse effect upon the company.

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

       The company is also a party to four consolidated lawsuits pending in the Superior Court of the State of California, City and County of San Francisco, all of which were brought on behalf of a purported class of indirect purchasers of carpet in the State of California and which seek damages for alleged violations of California antitrust and fair competition laws. The company believes that it has meritorious defenses to plaintiffs' claims in the lawsuits described in this paragraph and intends to defend these actions vigorously. After consultation with counsel, it is the opinion of management that, although there can be no assurance given, none of the claims described in this paragraph, when resolved, will have a material adverse effect upon the company.

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

ITEM THREE - DEFAULTS UPON SENIOR SECURITIES
                  None

ITEM FOUR - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  None

ITEM FIVE - OTHER INFORMATION
                  None

ITEM SIX - EXHIBITS AND REPORTS ON FORM 8-K

       (A)    Exhibits

              27     Financial Data Schedule

              99.1 Fourth Amendment to the Amended and Restated Credit Agreement dated as of August 20, 1999 among Shaw Industries, Inc., the lenders appearing on the signature pages thereto and Bank of America, N.A. (f/k/a NationsBank, N.A.).

              99.2   Fifth   Amendment  to  the  Amended  and  Restated   Credit
                     Agreement dated as of October 15, 1999 among Shaw Industries, Inc., the lenders appearing on the signature pages thereto and Bank of America, N.A. (f/k/a NationsBank, N.A.).

              99.3 Credit Agreement, dated as of November 5, 1999, by and among Shaw Industries, Inc., the lenders named therein, Bank of America, N.A. (f/k/a NationsBank, N.A.) and SunTrust Bank, Atlanta.

              99.4   Guaranty  dated as of November 5, 1999,  delivered  by Shaw
                     Contract Flooring Services, Inc. in favor of Bank of America, N.A. (f/k/a NationsBank, N.A.).


       (B) No reports on Form 8-K were filed during the fiscal quarter ended October 2, 1999.

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




                                       SHAW INDUSTRIES, INC.
                                       -----------------------------------------
                                       (The Registrant)


DATE:    November 15, 1999             /s/  Robert E. Shaw
--------------------------             -----------------------------------------
                                       Robert E. Shaw
                                       Chairman of the Board and Chief Executive
                                       Officer


DATE:    November 15, 1999             /s/  Kenneth G. Jackson
--------------------------             -----------------------------------------
                                       Kenneth G. Jackson
                                       Executive Vice President and Chief
                                       Financial Officer
                                       (Principal Financial Officer)