Form 10-K
period 2000-01-01
SHAW INDUSTRIES INC
filed 2000-03-31
CIK 89498

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
|X|ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For the fiscal year ended January 1, 2000
                                       OR

|_|TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from __________ to __________

                                 Commission File
                                  Number 1-6853
--------------------------------------------------------------------------------
                    [OBJECT OMITTED](R) Shaw Industries, Inc.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filled by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No_____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

Aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price on The New York Stock Exchange on March 21, 2000 was: $1,201,474,573

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

   Title of Each Class                             Outstanding at March 21, 2000
Common Stock, No Par Value                             132,676,198   Shares
                                                      -------------

                       DOCUMENTS INCORPORATED BY REFERENCE

1999 Annual Report to Shareholders --- Part II.
Definitive Proxy Statement for the Annual Meeting of Shareholders for fiscal 1999 on April 27, 2000 --- Part III.

                                     PART I

Item I.  Business

        Shaw Industries, Inc. ("Shaw" or the "company") is the world's largest carpet manufacturer based on both revenue and volume of production. Shaw designs and manufactures approximately 1,800 styles of tufted and woven carpet for residential and commercial use under the PHILADELPHIA, TRUSTMARK, CABIN CRAFTS, SHAW COMMERCIAL CARPETS, STRATTON, NETWORX, SHAWMARK, EVANS BLACK, SALEM, SUTTON, PATCRAFT, CUMBERLAND, DESIGNWEAVE, QUEEN CARPET, QUEEN COMMERCIAL,
TUFTEX, REDBOOK, MINSTER and INVICTA trade names and under certain private labels. The company's manufacturing operations are fully integrated from the processing of yarns through the finishing of carpet. The company's carpet is sold in a broad range of prices, patterns, colors and textures with the majority of its sales in the medium to high retail price range. Shaw sells its wholesale products to retailers, distributors and commercial users throughout the United States, Canada, Mexico and Australia; through its own residential and commercial contract distribution channels to various residential and commercial end-users in the United States; and to a lesser degree, exports to additional overseas markets. The company also provides installation services and sells laminate flooring, ceramic tile and beginning in 2000, hardwood flooring.

        The company has a joint venture (the "Terza Joint Venture") with Grupo Industrial Alfa, S.A. de C.V. of Monterrey, Mexico, for the manufacture, distribution and marketing of carpets, rugs and related products primarily in Mexico and South America. The company's investment in the Terza Joint Venture is being accounted for using the equity method.

        On April 3, 1998, the company completed the disposition of Carpets International, Plc, a wholly-owned U.K. subsidiary, which resulted in a removal of certain assets of $16,566,000, net of liabilities. The disposal resulted in a charge to earnings of $20,300,000, net of tax benefit, which was recorded in the fourth quarter of the year ended January 3, 1998.

        On August 9, 1998, the company sold substantially all of its remaining residential retail operations to The Maxim Group, Inc. ("Maxim"), now Flooring America, Inc., in exchange for 3,150,000 shares of Maxim stock, $25,000,000 cash and a one year note of approximately $18,000,000, subject to adjustment. Retail stores not sold were closed. The company incurred a charge to record the loss on the sale of the residential retail operations, store closing costs and write-down of certain assets of $132,303,000 ($92,660,000, net of tax benefit) related to exiting its residential retail operations. In December 1999, the company recorded an additional charge for exiting the residential retail business of $4,061,000 ($2,441,000, net of tax benefit).

        On October 6, 1998, the company merged with Queen Carpet Corporation for consideration of approximately $579,000,000 consisting of 19,444,444 shares of common stock, 3,150,000 shares of Maxim stock, cash of approximately $36,000,000 and assumed debt of approximately $216,000,000. As a result of the sale of the 3,150,000 shares of Maxim stock during the fourth quarter ended January 2, 1999, the company incurred a loss on the sale of equity securities of approximately $22,247,000 ($13,370,000, net of tax benefit).

        In December 1999, the company closed a yarn processing facility and recorded a nonrecurring charge of $1,834,000 ($1,102,000, net of tax benefit).

        The company has a 75% interest in Nylon Polymer Company, L.L.C., a Georgia corporation, which polymerizes nylon chips for use in the company's nylon extrusion operations. The results of operations for Nylon Polymer company, L.L.C. are consolidated with the company's results of operations.

        The company supplies the Australian, Pacific Rim and other international markets with a range of products targeted to the needs of those markets. For 1999, 1998 and 1997, international operations accounted for 3.1, 4.8, and 9.2 percent, respectively, of the company's net sales. Geographical information about the company's sales and long-lived assets is incorporated by reference to page 20 of Exhibit 13 to this report.

        In 1998, the company adopted EVA(R) ("EVA" is a registered trademark of Stern, Stewart & Company), a financial measurement tool which is designed to emphasize profitability, effective asset allocation, the cost of capital and the creation of shareholder wealth. During 1999, the company produced a positive EVA of approximately $90,600,000 which represents essentially the company's net operating income, net of tax, in excess of a charge for the cost of capital utilized in the company's business.

        On March 27, 2000, the company reached an agreement in principle to sell Shaw Industries, Pty. Ltd., its wholly-owned Australian subsidiary for approximately $73,000,000 including the assumption of debt. The sale is expected to be completed during the company's second quarter of 2000.

Products and Marketing

        Substantially all carpet manufactured by the company is tufted carpet made from nylon, polypropylene, polyester and wool. In the tufting process, yarn is inserted by multiple needles into a synthetic backing, forming loops which may be cut or left uncut, depending on the desired texture or construction. According to industry estimates, tufted carpet accounted for 89.9% of unit volume shipments of carpet manufactured in the United States during 1999. Substantially all carpet manufactured in the United States is made from synthetic fibers, with nylon accounting for 59.4% of the total, polypropylene 33.4%, polyester 6.8% and wool 0.4%. During 1999, the company processed approximately 97% of its requirements for carpet yarn in its own yarn processing facilities.

        The company believes that its significant investment in modern, state-of-the-art equipment has been an important factor in achieving and maintaining its leadership position in the marketplace. During the past five fiscal years, the company has invested approximately $598 million (including acquisitions) in property additions. The company continually seeks opportunities for increasing its sales volume and market share. For example, the company continues to expand its product lines of carpet manufactured from polypropylene fiber, including fibers produced by the company's own extrusion equipment. The company also has a manufacturing facility for the production of carpet tiles for the commercial market to facilitate the company's growing demand for its tile products.

        The overall level of sales for the company and the carpet industry is influenced by a number of factors, including consumer confidence and spending for durable goods, turnover in housing, the condition of the residential construction industry and the overall strength of the economy. The company's international operations are also impacted by the markets in which they operate.

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

Sales and Distribution

        The company's wholesale products are marketed domestically by approximately 1,420 salaried and commissioned sales personnel in its various marketing divisions directly to retailers and distributors and to large national accounts. The company's eleven (11) regional warehouse facilities and thirteen
(13) redistribution centers, along with its centralized management information system, enable it to provide prompt delivery of its products to both its retail customers and wholesale distributors. The company's substantial investment in management information systems permits efficient production scheduling and control of inventory levels.

        The company sells its wholesale products to approximately 53,300 retailers, distributors and national accounts located throughout the United States, Australia, Mexico, and Canada. Retailers and national accounts, on a combined basis, accounted for approximately 97.1% of the company's carpet sales for 1999. Shaw also sells to approximately 40 wholesale distributors. Approximately 2.9% of the company's carpet sales in 1999 were to distributors. Sales of Shaw products in foreign markets, including the sales of its foreign subsidiary, accounted for approximately 3.1% of total sales in 1999. No other single customer accounted for more than 4% of the company's sales during 1999.

Competition

        The floor covering industry is highly competitive with more than 200 companies engaged in the manufacture and sale of carpet in the United States and numerous manufacturers engaged in hard surface floor covering production and sales. According to industry estimates, carpet accounts for approximately 70% of the total United States production of all flooring types. The principal methods of competition within the floor covering industry are quality, style, price and service. The company believes its strategically located regional warehouse facilities and redistribution centers, together with its contract distribution network, provide a competitive advantage by enabling it to supply its products on a timely basis to customers. The company's long-standing practice of investing in modern, state-of-the-art equipment contributes significantly to its ability to compete effectively on the basis of quality, style and price.

Raw Materials

        The  principal  raw  materials   used  by  the  company  are  nylon  and
polypropylene fiber and filament, and synthetic backing; additional raw materials include polyester, wool fibers and filaments, latex and dye. During 1999, the company experienced no significant shortages of raw materials.

Employees

        At January 1, 2000, the company had approximately 30,000 full-time employees. In the opinion of management, employee relations are good. Employees are involved in the Quality Improvement Process, which began in 1985 as a program designed to improve the company's products and services through education and training. A small number of the company's commercial contractor employees in the United States are represented by unions. Certain employees of foreign subsidiaries are represented by unions.

Environmental Matters

        Management believes the company is currently in compliance in all material respects with applicable federal, state and local statutes and ordinances regulating the discharge of materials into the environment and otherwise relating to the protection of the environment. Management does not believe the company will be required to expend any material amounts in order to remain in compliance with these laws and regulations, or that compliance will materially affect its capital expenditures, earnings or competitive position. However, management's expectations could change if regulatory conditions change.

        The company continued its commitment to the environment during 1999. Because of this commitment to finding new ways of using mill waste, the company is aggressively pursuing an environmentally friendly use for all of its waste products. For example, future possibilities for use of fiber reinforced concrete include road and bridge construction, military applications, building foundations, tile, brick and concrete blocks.

Patents, Trademarks, etc.

        Patent protection has not been significant to the company's business, although the company does hold several patents covering machinery used in a specific carpet coloring process.

Item 2.  Properties

The company's executive offices are located in Dalton, Georgia. At January 1, 2000, the company operated additional facilities as follows:

Domestic Facilities (wholesale)

Alabama               Redistribution, yarn spinning and yarn extrusion
Arizona               Yarn processing
California            Administrative, coating, dyeing, tufting and warehousing
Colorado              Warehousing, redistribution
Florida               Redistribution
Georgia               Administrative, distribution, carpet manufacturing, yarn
                      processing, yarn spinning, tufting, dyeing, coating,
                      finishing, rug manufacturing, sample manufacturing,
                      warehousing, design center and research and development
                      center.
Illinois              Warehousing
Massachusetts         Warehousing
Michigan              Redistribution
Minnesota             Warehousing
Missouri              Redistribution

New Jersey            Warehousing
North Carolina        Redistribution, primary backing manufacturing
Ohio                  Redistribution
Pennsylvania          Redistribution
South Carolina        Yarn spinning
Tennessee             Carpet manufacturing, yarn spinning
Texas                 Warehousing
Virginia              Redistribution
Washington            Warehousing

Domestic Facilities   (commercial distribution - number of locations in
                       parenthesis)

Arizona               Warehousing, administrative (1)
California            Warehousing, administrative (6)
Colorado              Warehousing, administrative (1)
Florida               Warehousing, administrative (7)
Georgia               Retail store, warehousing, administrative (5)
Illinois              Retail store, warehousing, administrative (2)
Kansas                Warehousing, administrative (1)
Maryland              Retail store, warehousing, administrative (1)
Massachusetts         Warehousing, administrative (3)
Michigan              Warehousing, administrative (2)
Minnesota             Retail store, warehousing, administrative (3)
New Jersey            Administrative (1)
New York              Warehousing, administrative (4)
Ohio                  Warehousing, administrative (4)
Oregon                Warehousing, administrative (1)
Pennsylvania          Warehousing, administrative (3)
Texas                 Warehousing, administrative (4)
Utah                  Warehousing, administrative (1)
Virginia              Warehousing, administrative (1)
Washington            Warehousing, administrative (2)
Wisconsin             Warehousing, administrative (1)

Foreign Facilities   (facilities are located in or near the area listed)

Victoria, Australia   Yarn extrusion, yarn processing, tufting, dyeing, coating, distribution and administrative offices

        The company maintains leased full-service warehouses in or near Dallas; Los Angeles; La Mirada, California; Seattle; Chicago; Minneapolis; Boston; and Cranbury, New Jersey. Each leased warehouse facility includes a sales showroom. The company believes that current facilities are adequately insured and well maintained, substantially used and provide adequate capacity for current and anticipated future operations.

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

         In December 1995, the company learned that it was one of six carpet companies named as additional defendants in a pending antitrust suit filed in the United States District Court of Rome, Georgia. The amended complaint alleges price-fixing regarding certain types of carpet products in violation of Section 1 of the Sherman Act. The amount of damages sought is not specified. If any damages were to be awarded, they may be trebled under the applicable statute. The company has filed an answer to the complaint that denies plaintiffs' allegations and sets forth several defenses. In September 1997, the Court issued an order certifying a nationwide plaintiff class of persons and entities who purchased "mass production" polypropylene carpet directly from any of the defendants from June 1, 1991 through June 30, 1995, excluding, among others, any persons or entities whose only purchases were from any of the company's retail establishments. Discovery began in November 1997 and recently concluded. The company believes that it has meritorious defenses to plaintiffs' claims in the lawsuits described in this paragraph and intends to vigorously defend these actions. After consultation with counsel, it is the opinion of management that, although there can be no assurance given, none of the claims described in this paragraph, when resolved, will have a material adverse effect upon the company.

         On October 3, 1998, the company learned that it was one of five defendants in a pending antitrust suit filed in the United States District Court in Rome, Georgia. The complaint alleges price fixing regarding certain types of carpet products in violation of Section 1 of the Sherman Act. The amount of damages sought is not specified. If any damages were to be awarded, they may be trebled under the applicable statute. The company has filed an answer to the complaint that denies plaintiff's allegations and sets forth several defenses. Discovery has recently begun and is ongoing. The company believes it has meritorious defenses to plaintiffs' claims in the lawsuit described in this paragraph and intends to vigorously defend these actions. After consultation with counsel, it is the opinion of management that, although there can be no assurance given, none of the claims described in this paragraph, when resolved, will have a material adverse effect on the company.

         The company is also a party to four consolidated lawsuits pending in the Superior Court of the State of California, City and County of San Francisco, all of which were brought on behalf of a purported class of indirect purchasers of carpet in the State of California and which seek damages for alleged violations of California antitrust and fair competition laws. The company believes that it has meritorious defenses to plaintiffs' claims in the lawsuits described in this paragraph and intends to vigorously defend these actions. After consultation with counsel, it is the opinion of management that, although there can be no assurance given, none of the claims described in this paragraph, when resolved, will have a material adverse effect upon the company.

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

       At the end of fiscal year 1999, there were no other pending legal proceedings to which the company was a party or to which any of its property was subject which, in the opinion of management, were likely to have a material adverse effect on the company's business, financial condition or results of operations.

Item 4.  Submission of Matters to Vote of Security Holders

       Not applicable.

Item 4(A).  Executive Officers of the Registrant

                               Officer
Name                  Age       Since     Position
Robert E. Shaw        68        1967      Chairman, Chief Executive Officer and Director

W. Norris Little      68        1978      Vice Chairman and Director

Julian D. Saul        59        1998      President and Director

Vance D. Bell         48        1983      Executive Vice President, Operations

Kenneth G. Jackson    42        1996      Executive Vice President and Chief Financial Officer

Julius C. Shaw, Jr.   46        1999      Executive Vice President, Investor Relations


Carl P. Rollins       56        1991      Vice President, Administration

Bennie M. Laughter    48        1986      Vice President, Secretary and General Counsel

Douglas H. Hoskins    65        1978      Controller


        Officers of the company are elected annually by the Board of Directors. All of the executive officers of the company except for Messrs. Saul, Jackson and Julius C. Shaw, Jr. have served as executive officers for the company for more than the past five years.

        Mr. Jackson joined the company in February 1996. Prior to February 1996, Mr. Jackson had been a partner with Arthur Andersen LLP in Atlanta, Georgia.

        Mr. Saul joined the company in October 1998. Prior to October 1998, Mr. Saul was the Chief Executive Officer and Chairman of the Board of Queen Carpet Corporation.

        Mr. Julius C. Shaw, Jr. joined the company in 1976. Prior to 1999, Mr. Shaw held several executive positions in marketing and investor relations with the company.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Shareholder Matters

       The high and low sales prices for the company's common stock as reported by the New York Stock Exchange the amount of dividends paid by quarter for the last three fiscal years are set forth on page 23 of Exhibit 13.

       Reference is made to Note 2 of the Notes to Consolidated Financial Statements on page 13 of Exhibit 13 for information concerning restrictions on the payments, as defined, including cash dividends.

       At March 21, 2000, there were 3,166 holders of record of the company's common stock.

Item 6. Selected Financial Data

       This information is set forth on page 22 of the Exhibit 13 under the caption "Five-Year Financial Review."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

       This information is set forth on pages 1-5 of Exhibit 13 to this report.

Item 7 (a). Quantitative and Qualitative Disclosures About Market Risk

       This information is set forth on page 2 of Exhibit 13 to this report, under the caption "Market Risk Exposure and Derivative Financial Instruments."

Item 8. Financial Statements and Supplementary Data

       This information is set forth on pages 6-23 of Exhibit 13.

Item 9. Disagreements on Accounting and Financial Disclosure

       None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

       Information concerning directors is incorporated by reference to "Election of Class of Directors" on pages 3-4 of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2000. Reference is also made to Item 4A of Part I of this report, "Executive Officers of the Registrant," which information is incorporated herein.

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

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)     The following documents are filed as part of this report:

1. Financial Statements

o Exhibit 13 to this Form 10-K, contains the consolidated balance sheets as of January 1, 2000 and January 2, 1999, the related consolidated statements of income, shareholders' investment and cash flow for each of the three years in the period ended January 1, 2000, and the related report of Arthur Andersen LLP. These financial statements and the report of Arthur Andersen LLP are incorporated herein by reference. The financial statements incorporated by reference include the following:

o       Consolidated Balance Sheets - January 1, 2000 and January 2, 1999

o Consolidated Statements of Income for the years ended January 1, 2000, January 2, 1999 and January 3, 1998.

o Consolidated Statements of Shareholders' Investment for the years ended January 1, 2000, January 2, 1999 and January 3, 1998.

o Consolidated Statements of Cash Flow for the years ended January 1, 2000, January 2, 1999 and January 3, 1998.

2. Financial Statement Schedules

o       Report of Independent Public Accountants on Financial Statement Schedule

o Schedule II - Valuation and Qualifying Accounts for the Years Ended January 1, 2000, January 2, 1999 and January 3, 1998.

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

10(a) Share Transfer Agreement dated as of April 3, 1998 among the Registrant, Shaw UK Holdings Limited on Form 8-K filed with the Securities and Exchange Commission on April 20, 1998 (File No. 1-6853).]

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

10(h)   [Reserved.]

10(i)* Form of Shaw Industries, Inc. Outside Directors Stock Plan. [Incorporated herein by reference to Exhibit 99 to the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on September 1, 1998 (Reg. No. 333-62645).]

10(j)   [Reserved.]

10(k)* 1992 Incentive Stock Option Plan of the Registrant. [Incorporated herein by reference to Exhibit A to Registrant's 1992 Proxy (File No. 1-6853).] Statement, dated September 18, 1992 (File No.1-6853).]

10(l) 1997 Stock Incentive Plan of the Registrant [Incorporated herein by reference to Exhibit A to Registrant's 1997 Proxy (File no. 1-6853).]

10(m) Amended and Restated Credit Agreement dated as of March 16, 1998, among the Registrant, the lenders appearing on the signature pages thereto, NationsBank, N.A. and SunTrust Bank, Atlanta.

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

10(t)   [Reserved.]

10(u)   Amendment   No.  1  dated  as  of  April  23,  1999  to   Transfer   and
        Administration Agreement dated as of September 3, 1998 among the Registrant, Shaw Funding Company, Enterprise Funding Corporation,
        NationsBank, N.A. and the financial institutions from time to time parties thereto. [Incorporated herein by reference to Exhibit 99.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 17, 1999 (File No. 1-6853).]

10(v) First Amendment dated as of July 29,1999 to Amended and Restated Rights Agreement dated as of April 10, 1999 between the Registrant and EquiServe Trust Company, N.A., as successor rights agent to Wachovia Bank, N.A. [Incorporated herein by reference to Exhibit 99.2 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 17, 1999 (File 1-6853).]

10(w) Fourth Amendment to the Amended and Restated Credit Agreement dated as of August 20, 1999 among Shaw Industries, Inc., the lenders appearing on the signature pages thereto and Bank of America, N.A. [Incorporated herein by reference to Exhibit 99.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 16, 1999 (File 1-6853).]

10(x) Fifth Amendment to the Amended and Restated Credit Agreement dated as of October 15, 1999 among Shaw Industries, Inc., the lenders appearing on the signature page thereto, Bank of America and SunTrust Bank, Atlanta. [Incorporated herein by reference to Exhibit 99.2 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 16, 1999 (File 1-6853).]

10(y) $200,000,000 Credit Agreement dated as of November 5, 1999 by and among the Registrant, the lenders named therein, Bank of America, N.A., as administrative agent, and SunTrust Bank, Atlanta, as documentation agent, together with Form of Syndicate Note, Form of Guaranty and Form of Assignment and Assumption Agreement. [Incorporated herein by reference to Exhibit 99.3 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange commission on November 16, 1999 (File No. 1-6853).]

10(z) Guaranty dated as of November 5, 1999, delivered by Shaw Contract Flooring Services, Inc. in favor of Bank of America, N.A. [Incorporated herein by reference to Exhibit 99.4 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 16, 1999 (File 1-6853).]

13 Items Incorporated by Reference from the Annual Report to Shareholders for the fiscal year ended January 1, 2000.

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

(b)1. A report on Form 8-K was filed on April 6, 1999, announcing the amendment and restatement the Registrant's Shareholders' Rights Plan.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SHAW INDUSTRIES, INC.

Date:  March 28, 2000             By:/s/ ROBERT E. SHAW
                                     ------------------
                                  Robert E. Shaw
                                  Chairman, Chief Executive Officer and Director

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  March 28, 2000             /s/ ROBERT E. SHAW
                                  ------------------
                                  Robert E. Shaw
                                  Chairman, Chief Executive Officer and Director
                                  (Principal Executive Officer)

Date:  March 28, 2000             /s/ KENNETH G. JACKSON
                                  ----------------------
                                  Kenneth G. Jackson
                                  Executive Vice President and Chief Financial
                                  Officer (Principal Financial and Accounting
                                  Officer)

Date:  March 28, 2000             /s/ J. C. SHAW
                                  --------------
                                  J.C. Shaw
                                  Chairman Emeritus and Director

Date:  March 28, 2000             /s/ W. NORRIS LITTLE
                                  --------------------
                                  W. Norris Little
                                  Vice Chairman and Director

Date:  March 28, 2000             /s/ JULIAN D. SAUL
                                  ------------------
                                  Julian D. Saul
                                  President and Director

Date:  March 28, 2000             /s/ WILLIAM C. LUSK, JR.
                                  -----------------------
                                  William C. Lusk, Jr.
                                  Director

Date:  March 28, 2000             /s/ ROBERT R. HARLIN
                                  --------------------
                                  Robert R. Harlin
                                  Director

Date:  March 28, 2000             /s/ THOMAS G. COUSINS
                                  ---------------------
                                  Thomas G. Cousins
                                  Director

Date:  March 28, 2000             /s/ S.TUCKER GRIGG
                                  ------------------
                                  S. Tucker Grigg
                                  Director

Date:  March 28, 2000             /s/ ROBERT J. LUNN
                                  ------------------
                                  Robert J. Lunn
                                  Director

Date:  March 28, 2000             /s/ J. HICKS LANIER
                                  -------------------
                                  J. Hicks Lanier
                                  Director

Date:  March 28, 2000             /s/ R. JULIAN McCAMY
                                  --------------------
                                  R. Julian McCamy
                                  Director

Date:  March 28, 2000             /s/ ROBERTO GARZA DELGADO
                                  -------------------------
                                  Roberto Garza Delgado
                                  Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE



To the Shareholders of
Shaw Industries, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of SHAW INDUSTRIES, INC. included in the Annual Report to Shareholders incorporated by reference in this Form 10-K and have issued our report thereon dated February 11, 2000. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 11, 2000

                                                                     SCHEDULE II

                              SHAW INDUSTRIES, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

    FOR THE YEARS ENDED JANUARY 1, 2000, JANUARY 2, 1999 AND JANUARY 3, 1998

$ in thousands

                                                                        Additions
                                                    Balance at          Charged to
                                                     Beginning          Costs and                                Balance at
                                                      of Year            Expenses            Deductions          End of Year
                                                  ----------------    ---------------      ----------------   ------------------

YEAR ENDED JANUARY 3, 1998
       Allowance for doubtful accounts and
       discounts                                $          16,667   $        117,271     $         117,655  $            16,283
                                                  ================    ===============      ================   ==================


YEAR ENDED JANUARY 2, 1999
       Allowance for doubtful accounts and
       discounts                                $          16,283   $        123,233 *   $         118,004  $            21,512
                                                  ================    ===============      ================   ==================

YEAR ENDED JANUARY 1, 2000
       Allowance for doubtful accounts and
       discounts                                $          21,512   $        145,628     $         148,209  $            18,931
                                                  ================    ===============      ================   ==================


*Includes $6,943,000 recorded on the books of Queen Carpet Corporation at October 6, 1998, the acquisition date.