Form 10-Q
period 2000-04-01
SHAW INDUSTRIES INC
filed 2000-05-12
CIK 89498

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 --------------


                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                       April 1, 2000
                               -----------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________________to________________________


                          Commission file number 1-6853
                                                --------
                              SHAW INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

   GEORGIA                                                        58-1032521
--------------------------------------------------------------------------------
(State or other jurisdiction of                                I.R.S. Employer
incorporation or organization)                               Identification No.)

616 E. WALNUT AVENUE,  DALTON, GEORGIA                                  30720
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

(706) 278-3812
--------------
Registrant's telephone number,
including area code

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

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: May 8, 2000 - 128,762,701 shares
                 ---------------------------------

                              SHAW INDUSTRIES, INC.

                                    FORM 10-Q

                                      INDEX

PART I - FINANCIAL INFORMATION                                      PAGE NUMBERS
         ---------------------                                      ------------

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets - April 1, 2000
                  and January 1, 2000                                        3-4

                  Condensed Consolidated Statements of Income and Retained Earnings - For the Three Months Ended
                  April 1, 2000 and April 3, 1999                              5

                  Condensed Consolidated Statements of Cash Flow -
                  For the Three Months Ended April 1, 2000
                  and April 3, 1999                                            6

                  Notes to Condensed Consolidated Financial Statements       7-8

         Item 2.  Management's Discussion and Analysis

                  of Financial Condition and Results of Operations          9-10

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk  10


PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                           11

         Item 2.  Changes in Securities and Use of Proceeds                   11

         Item 3.  Defaults Upon Senior Securities                             11

         Item 4.  Submission of Matters to a Vote of Security Holders         12

         Item 5.  Other Information                                           12

         Item 6.  Exhibits and Reports on Form 8-K                            12


SIGNATURES                                                                    12

PART 1 - ITEM ONE- FINANCIAL INFORMATION
SHAW INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

ASSETS                                                   April 1,    January 1,
                                                          2000          2000
                                                       -----------  -----------
CURRENT ASSETS:                                        (UNAUDITED)
     Cash and cash equivalents ......................  $     7,165  $    34,021
                                                       -----------  -----------
     Accounts receivable, less
         allowance for doubtful accounts and
         discounts of $23,295 and $18,931 ...........      254,864      234,267
                                                       -----------  -----------

     Inventories -
         Raw materials ..............................      251,501      255,083
         Work-in-process ............................      115,470       92,605
         Finished goods .............................      347,224      319,046
                                                       -----------  -----------
                                                           714,195      666,734
                                                       -----------  -----------
     Other current assets ...........................      145,172      140,902
                                                       -----------  -----------
                          TOTAL CURRENT ASSETS ......    1,121,396    1,075,924
                                                       -----------  -----------

PROPERTY, PLANT AND EQUIPMENT, at cost:
     Land and land improvements .....................       32,020       31,974
     Buildings and leasehold improvements ...........      346,195      331,010
     Machinery and equipment ........................    1,109,677    1,064,074
     Construction in progress .......................      126,981      148,380
                                                       -----------  -----------
                                                         1,614,873    1,575,438
     Less - Accumulated depreciation and amortization     (840,598)    (821,633)
                                                       -----------  -----------
                                                           774,275      753,805
                                                       -----------  -----------

GOODWILL, net of amortization .......................      415,351      418,923
                                                       -----------  -----------
OTHER ASSETS ........................................       42,537       43,067
                                                       -----------  -----------
                          TOTAL ASSETS ..............  $ 2,353,559  $ 2,291,719
                                                       ===========  ===========

LIABILITIES AND SHAREHOLDERS' INVESTMENT
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                         April 1,    January 1,
                                                          2000         2000
                                                       -----------  -----------
                                                       (UNAUDITED)
CURRENT LIABILITIES:
     Current maturities of long-term debt ...........  $     4,176  $     4,294
     Accounts payable ...............................      267,941      217,332
     Accrued liabilities ............................      286,396      272,341
                                                       -----------  -----------
                          TOTAL CURRENT LIABILITIES .      558,513      493,967
                                                       -----------  -----------
LONG-TERM DEBT, less current maturities .............      788,092      823,821
                                                       -----------  -----------
DEFERRED INCOME TAXES ...............................       77,994       77,994
                                                       -----------  -----------
OTHER LIABILITIES ...................................       27,390       27,352
                                                       -----------  -----------

SHAREHOLDERS' INVESTMENT:
     Common stock, no par, $1.11 stated value,
        authorized 500,000,000 shares; issued and
        outstanding: 132,681,099 shares at
        April 1, 2000 and 132,663,599 shares
        at January 1, 2000 ..........................      147,277      147,258
     Paid-in-capital ................................       60,794       60,612
     Cumulative translation adjustment ..............       (5,030)      (2,252)
     Retained earnings ..............................      698,529      662,967
                                                       -----------  -----------
                TOTAL SHAREHOLDERS' INVESTMENT             901,570      868,585
                                                       -----------  -----------

                TOTAL LIABILITIES AND SHAREHOLDERS'
                                INVESTMENT ..........  $ 2,353,559  $ 2,291,719
                                                       ===========  ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHAW INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND RETAINED EARNINGS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

                                                    THREE MONTHS   THREE MONTHS
                                                       ENDED           ENDED
                                                    April 1, 2000  April 3, 1999
                                                    -------------  ------------

NET SALES .......................................     $ 986,496       $ 955,803
COST AND EXPENSES:
     Cost of sales ..............................       738,315         716,629
     Selling, general and administrative ........       157,221         154,829
     Interest expense, net ......................        17,216          16,205
     Other expense, net .........................         1,662             517
                                                      ---------       ---------
INCOME BEFORE INCOME TAXES ......................        72,082          67,623
PROVISION FOR INCOME TAXES ......................        30,123          28,213
                                                      ---------       ---------
INCOME BEFORE EQUITY IN INCOME OF
     JOINT VENTURES .............................        41,959          39,410
EQUITY IN INCOME OF JOINT VENTURES ..............           237             956
                                                      ---------       ---------
NET INCOME ......................................     $  42,196       $  40,366
                                                      =========       =========

DIVIDENDS PAID PER COMMON SHARE .................     $    0.05       $    --
                                                      =========       =========

EARNINGS PER COMMON SHARE:
     Basic ......................................     $    0.32       $    0.29
                                                      =========       =========
     Diluted ....................................     $    0.32       $    0.28
                                                      =========       =========

RETAINED EARNINGS:
     Beginning of period ........................     $ 662,967       $ 448,665
     Add - net income ...........................        42,196          40,366
     (Deduct) - dividends paid ..................        (6,634)           --
                                                      ---------       ---------
     End of period ..............................     $ 698,529       $ 489,031
                                                      =========       =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHAW INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOW
(IN THOUSANDS)

                                                        THREE MONTHS  THREE MONTHS
                                                           ENDED         ENDED
                                                       April 1, 2000  April 3, 1999
                                                       -------------  -------------
OPERATING ACTIVITIES:                                    (UNAUDITED)
     Net income .......................................     $ 42,196      $ 40,366
                                                            --------      --------
     Adjustments to  reconcile  net  income to net cash
      provided by operating activities:
           Depreciation and amortization ..............       22,209        23,027
           Provision for doubtful accounts ............        2,773         1,830
           Deferred income taxes ......................         --           1,867
           Changes in operating assets and liabilities:
                  Accounts receivable .................      (23,370)      (45,896)
                  Inventories .........................      (47,461)      (27,532)
                  Other current assets ................       (4,270)       (5,226)
                  Accounts payable ....................       50,609        48,559
                  Accrued liabilities .................       14,055        38,323
                  Other, net ..........................          405        (5,235)
                                                            --------      --------
                     Total adjustments ................       14,950        29,717
                                                            --------      --------
           Net cash provided by operating activities ..       57,146        70,083
                                                            --------      --------

INVESTING ACTIVITIES:
     Additions to property, plant and equipment .......      (41,747)      (32,844)
     Retirements of property, plant and
         equipment, net ...............................           25         2,112
                                                            --------      --------
           Net cash used in investing activities ......      (41,722)      (30,732)
                                                            --------      --------

FINANCING ACTIVITIES:
     Decrease in long-term debt, net ..................      (35,847)      (34,783)
     Dividends paid ...................................       (6,634)         --
     Proceeds from exercise of stock options ..........          201         5,121
                                                            --------      --------
         Net cash used in financing activities ........      (42,280)      (29,662)
                                                            --------      --------
NET (DECREASE) INCREASE IN CASH AND  CASH
     EQUIVALENTS ......................................      (26,856)        9,689
CASH AND CASH EQUIVALENTS AT BEGINNING
     OF PERIOD ........................................       34,021        12,555
                                                            --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ............     $  7,165      $ 22,244
                                                            ========      ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SHAW INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  APRIL 1, 2000
                                   (UNAUDITED)

         ---------------------------------------------------------------
1. Basis of Presentation

     The financial statements included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the company's 1999 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the company's financial position, results of operations and cash flow at the dates and for the periods presented. Interim results of operations are not necessarily indicative of the results to be expected for a full year.

2. Accounts Receivable

     The company has entered into agreements pursuant to which it sells a percentage ownership interest in a defined pool of the company's trade receivables to a securitization conduit. As collections reduce accounts receivable included in the pool, the company sells participating interests in new receivables to the conduit to bring the amount in the pool up to the maximum permitted by the agreements. The receivables are sold to the conduit at a discount which reflects, among other things, the conduit's financing cost of issuing its own commercial paper backed by these accounts receivable and accounts receivable sold by other participating entities. The current agreements expire August 30, 2000, but may be extended for additional one-year terms. As of April 1, 2000, the company had approximately $286,059,000 of accounts receivable sold and outstanding under this program.

3. Inventories

     The company uses the last-in, first-out (LIFO) method of valuing substantially all of its domestic inventories. If LIFO inventories were valued at current costs, the inventories would have been $33,453,000 and $46,915,000 lower at April 1, 2000 and January 1, 2000, respectively. Certain of the company's finished goods inventories, representing approximately 11 percent of total inventories, are valued at the lower of first-in, first-out (FIFO) cost or market.

4. Long-Term Debt

     The company maintains a domestic revolving credit facility which provides for borrowings of up to $1.0 billion and expires in March 2003. The LIBOR-based rate at April 1, 2000 was approximately 6.5 percent, and borrowings outstanding under this new facility totaled $735,000,000. The variable interest rates on a total of $448,137,000 of amounts outstanding under the company's revolving credit facilities has been fixed through various dates through January 2007 by interest rate swap agreements. To provide further financing capacity, in November 1999, the company entered into a 364-day $200 million senior unsecured revolving credit facility.

5. Earnings Per Share

     Earnings per share for the three-month periods ended April 1, 2000 and April 3, 1999 have been computed based upon the weighted average shares and dilutive potential common shares outstanding. The net income amounts presented in the accompanying condensed consolidated statements of income represent amounts available or related to shareholders.

     The following table reconciles the denominator of the basic and diluted earnings per share computations:

                                                                Three Months Ended
                                                          April 1, 2000    April 3, 1999
------------------------------------------------------     -----------     -----------
Weighted average common shares .......................     132,670,076     141,099,637
Dilutive incremental shares from assumed
    conversions of options under stock option plans ..         393,119       2,805,197
------------------------------------------------------     -----------     -----------
Weighted average common shares and
    dilutive potential common shares .................     133,063,195     143,904,834
------------------------------------------------------     -----------     -----------

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

7. Comprehensive Income

     The company has other comprehensive income in the form of cumulative translation adjustments which resulted in total comprehensive income of $39,418,000 and $40,169,000 for the three months ended April 1, 2000 and April 3, 1999, respectively.

8. Subsequent Event

     On April 26, 2000 the company completed its previously announced "Dutch Auction" tender offer in which 3,991,047 shares were purchased at $15.50 per share. The shares purchased represent approximately 3% of the company's then outstanding shares.

     On May 9, 2000, the company announced that it had completed the sale of Shaw Industries Australia Pty. Ltd. (the company's wholly-owned Australian subsidiary) to Feltex Carpets Limited, of New Zealand. The transaction was valued at approximately $71 million including the assumption of debt, and is expected to result in an after-tax gain of approximately $400,000 (less than $.01 per share).

                     SHAW INDUSTRIES, INC. AND SUBSIDIARIES
                ITEM TWO-MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
GENERAL

     The company manufactures, markets and distributes a broad range of soft floor covering products primarily consisting of broadloom tufted carpet. The company also distributes hard floor covering products through its highly developed sales and distribution channels. The company operates in a business environment comprised of numerous small customers and several large retailers and buying groups. The company's customers in turn market floor covering and other products to retail and other wholesale residential and commercial end-users. The company experiences demand for its products primarily as a result of multi and single family residential and commercial floor covering replacement, new commercial and multi family residential construction, and, or to a lesser extent, new single family residential construction. This demand is driven by such end-user factors as consumer spending on durable goods and general consumer confidence. The company's profitability is dependent upon its ability to efficiently manage its integrated manufacturing process to produce products meeting the style, color and quality demanded by its customers and to deliver those products in a timely manner. During the first quarter of 2000, demand for the company's domestic products increased along with its sales prices and margins.

LIQUIDITY AND CAPITAL RESOURCES

     At April 1, 2000, the company had working capital of $562.9 million, a decrease of $19.1 million from the working capital of $582.0 million at January 1, 2000.

     Cash and cash equivalents decreased $26.8 million to $7.2 million at April 1, 2000 from $34.0 million at January 1, 2000. The company's operations generated cash flow of $57.1 million in the first three months of 2000, principally from net income of $42.2 million adjusted for depreciation and amortization of $22.2 million, an increase in accounts payable and accrued liabilities of $64.7 million, offset in part by an increase in accounts receivable and inventories of $70.8 million. In the first three months of 1999, cash generated from operating activities was $70.1 million primarily as a result of net income of $40.4 million adjusted for depreciation and amortization of $23.0 million, and an increase in accounts payable and accrued liabilities of $86.9 million, offset in part by an increase in accounts receivable and inventories of $73.4 million.

     In the first three months of 2000, the company's investing activities primarily included additions to property, plant and equipment, net of retirements, of $41.7 million compared to additions to property, plant and equipment, net of retirements, of $30.7 million in the first three months of 1999. Cash used in financing activities for the first three months of 2000 of $42.3 million included net payments on long-term borrowings of $35.8 million and dividends paid of $6.6 million. Cash used in financing activities for the first three months of 1999 of $29.7 million included net payments on long-term borrowings of $34.8 million offset in part by proceeds from the exercise of stock options of $5.1 million.

     During 1998, the company implemented EVA(R), ("EVA" is a registered trademark of Stern, Stewart & Company) a financial measurement concept which emphasizes profitability, proper asset allocation, the cost of capital and the creation of shareholder wealth. Effective use of capital and the company's ability to generate cash flow from operations has enabled it to invest in technologies which reduce production costs, generate operating margins that exceed industry averages and pursue its strategy for increasing shareholder value. Capital expenditures for property, plant and equipment, net of retirements, necessary to maintain the company's facilities in modern state-of-the-art condition, expand production capacity and increase efficiency were $41.7 million for the three months ended April 1, 2000. Management anticipates total capital expenditures and capitalized lease obligations of approximately $80 to $100 million for the remainder of 2000 to expand and upgrade its manufacturing and distribution equipment to meet anticipated increases in sales volume and to improve efficiency.

     The company's primary source of financing is an unsecured revolving credit facility with a banking syndicate. The facility provides for borrowings of up to $1 billion and expires in March 2003. The interest rate on borrowings under this facility is currently based on LIBOR and was approximately 6.5 percent, including applicable margins, at April 1, 2000. Borrowings outstanding under this credit facility at April 1, 2000 were $735 million. To provide further financing capacity, in November 1999, the company entered into a 364-day $200 million senior unsecured revolving credit facility which remained unutilized and available at April 1, 2000.

     The company maintains a receivables securitization program under which the company sells a percentage ownership interest in a defined pool of the company's trade receivables to a securitization conduit. The receivables securitization program expires August 30, 2000, but may be extended for additional one-year terms. As of April 1, 2000, the company had approximately $286.1 million of accounts receivable sold and outstanding under this program.

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

     On April 26, 2000 the company completed its previously announced "Dutch Auction" tender offer in which 3,991,047 shares were purchased at $15.50 per share. The shares purchased represent approximately 3% of the company's then outstanding shares.

     On May 9, 2000, the company announced that it had completed the sale of Shaw Industries Australia Pty. Ltd. (the company's wholly-owned Australian subsidiary) to Feltex Carpets Limited, of New Zealand. The transaction was valued at approximately $71 million including the assumption of debt, and is expected to result in an after-tax gain of approximately $400,000 (less than $.01 per share).

Derivative Financial Instruments

     The company uses interest rate swap agreements to fix interest rates on current and anticipated borrowings to reduce exposure to interest rate fluctuations. Under existing accounting literature, these interest rate swaps are accounted for as hedging activities. The net cash paid or received on interest rate hedges is included in interest expense. The company may also employ foreign currency exchange fluctuation risk. The company does not enter into financial derivatives for trading purposes. In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective, and the company expects to adopt this new standard, in the first quarter of the company's fiscal 2001. The company's management has not determined the impact this statement will have on the financial statements.

RESULTS OF OPERATIONS

Three Months Ended April  1, 2000 Compared to Three Months Ended April 3, 1999

     Sales increased $30.7 million to $986.5 million, a 3.2% increase in the three months ended April 1, 2000 compared to the same period last year. The sales increase was a result of an increased overall demand for carpet. Margins on sales increased to 25.2 percent from 25.0 percent on lower material costs and improved efficiencies resulting from higher demand and the continuing integration of the Queen Carpet Corporation operations.

     Selling, general and administrative expenses for the first quarter of 2000 were $157.2 million, or 15.9 percent of net sales, compared to $154.8 million, or 16.2 percent of net sales, in the comparable period of 1999. Interest expense was $17.2 million for the first quarter of 2000 compared to $16.2 million for the first quarter of 1999 as a result of higher interest rates.

     The effective  income tax rate for the first  quarter of 2000  increased to
41.8 percent compared to 41.7 percent for the first quarter of 1999.

FORWARD-LOOKING INFORMATION

     Certain statements in this report, including those regarding anticipated total capital expenditures and capitalized lease obligations, availability of funding for working capital, capital expenditures, stock repurchases and debt service requirements, and the effects of litigation on the company's future results of operations, are "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1933, as amended, and are subject to the safe harbor provisions of those Acts. When used in this report, the words "believes," "expects," "anticipates," "estimates" or "intends," and similar expressions, are intended to identify forward-looking statements. The forward-looking statements herein involve a number of risks and uncertainties that could cause actual results to differ materially from those expressed or reflected in such statements. The important factors which may affect the company's future results and could cause those results to differ materially from the results expressed or reflected in the forward-looking statements include, but are not limited to, the following: changes in economic conditions generally; changes in consumer spending for durable goods, interest rates and new single and multi-family construction; competition from other carpet, rug and floor covering manufacturers; changes in raw material prices; and other factors identified from time to time in the company's reports and other filings with the Securities and Exchange Commission.

ITEM THREE - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item is set forth under the caption "Derivative Financial Instruments" in "ITEM TWO - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" above.

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

     (B) No reports on Form 8-K have been filed during the fiscal quarter ended April 1, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    SHAW INDUSTRIES, INC.
                                             -----------------------------------
                                                      (The Registrant)


DATE:    May 12, 2000                        /s/  Robert E. Shaw
---------------------------                  -------------------
                                             Robert E. Shaw
                                             Chairman of the Board and Chief
                                             Executive Officer

DATE:    May 12, 2000                        /s/  Kenneth G. Jackson
---------------------------                  -----------------------
                                             Kenneth G. Jackson
                                             Executive Vice President and Chief
                                             Financial Officer
                                             (Principal Financial Officer)