Form 10-Q
period 2000-07-01
SHAW INDUSTRIES INC
filed 2000-08-14
CIK 89498

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 --------------


                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   July 1, 2000
                               -------------------------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________________to________________________


                          Commission file number 1-6853
                                                 ------

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

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: August 5, 2000 - 126,628,526 shares
                  -----------------------------------

                              SHAW INDUSTRIES, INC.

                                    FORM 10-Q

                                      INDEX

PART I - FINANCIAL INFORMATION                                      PAGE NUMBERS
         ---------------------                                      ------------

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets - July 1, 2000
                  and January 1, 2000                                        3-4

                  Condensed Consolidated Statements of Income and
                  Retained Earnings - For the Three Months Ended
                  July 1, 2000 and July 3, 1999                                5

                  Condensed Consolidated Statements of Income and
                  Retained Earnings - For the Six Months Ended
                  July 1, 2000 and July 3, 1999                                6

                  Condensed Consolidated Statements of Cash Flow -
                  For the Six Months Ended July 1, 2000
                  and July  3, 1999                                            7

                  Notes to Condensed Consolidated Financial Statements      8-10

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of Operations         11-13

         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk                                                 13


PART II - OTHER INFORMATION
          -----------------

         Item 1.  Legal Proceedings                                           14

         Item 2.  Changes in Securities and Use of Proceeds                   14

         Item 3.  Defaults Upon Senior Securities                             14

         Item 4.  Submission of Matters to a Vote of Security Holders      14-15

         Item 5.  Other Information                                           15

         Item 6.  Exhibits and Reports on Form 8-K                            15


SIGNATURES                                                                    16

PART 1 - ITEM ONE- FINANCIAL INFORMATION
SHAW INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                           July 1,    January 1,
                                                            2000         2000
                                                         ----------   ----------
                                                         (UNAUDITED)
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents .......................   $   10,475   $   34,021
                                                         ----------   ----------
     Accounts receivable, less
         allowance for doubtful accounts and
         discounts of $22,544 and $18,931 ............      235,656      234,267
                                                         ----------   ----------

     Inventories -
         Raw materials ...............................      271,732      255,083
         Work-in-process .............................      108,677       92,605
         Finished goods ..............................      360,385      319,046
                                                         ----------   ----------
                                                            740,794      666,734
                                                         ----------   ----------
     Other current assets ............................      150,567      140,902
                                                         ----------   ----------
                          TOTAL CURRENT ASSETS .......    1,137,492    1,075,924
                                                         ----------   ----------

PROPERTY, PLANT AND EQUIPMENT, at cost:
     Land and land improvements ......................       27,724       31,974
     Buildings and leasehold improvements ............      335,537      331,010
     Machinery and equipment .........................    1,114,410    1,064,074
     Construction in progress ........................      121,780      148,380
                                                         ----------   ----------
                                                          1,599,451    1,575,438
     Less - Accumulated depreciation and amortization       834,578      821,633
                                                         ----------   ----------
                                                            764,873      753,805
                                                         ----------   ----------

GOODWILL, net of amortization ........................      397,752      418,923
                                                         ----------   ----------
OTHER ASSETS .........................................       42,614       43,067
                                                         ----------   ----------
                          TOTAL ASSETS ...............   $2,342,731   $2,291,719
                                                         ==========   ==========

                                                          July 1,    January 1,
                                                           2000         2000
                                                       -----------  -----------
                                                       (UNAUDITED)
LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
     Current maturities of long-term debt ...........  $     4,052  $     4,294
     Accounts payable ...............................      262,224      217,332
     Accrued liabilities ............................      269,075      272,341
                                                       -----------  -----------
                TOTAL CURRENT LIABILITIES ...........      535,351      493,967
                                                       -----------  -----------
LONG-TERM DEBT, less current maturities .............      895,880      823,821
                                                       -----------  -----------
DEFERRED INCOME TAXES ...............................       76,513       77,994
                                                       -----------  -----------
OTHER LIABILITIES ...................................       31,746       27,352
                                                       -----------  -----------

SHAREHOLDERS' INVESTMENT:
     Common stock, no par, $1.11 stated value,
         authorized: 500,000,000 shares; issued and
         outstanding: 123,428,152 shares at
         July 1, 2000 and 132,663,599 shares
         at January 1, 2000 .........................      137,006      147,258
     Paid-in capital ................................         --         60,612
     Cumulative translation adjustment ..............         --         (2,252)
     Retained earnings ..............................      666,235      662,967
                                                       -----------  -----------
                TOTAL SHAREHOLDERS' INVESTMENT ......      803,241      868,585
                                                       -----------  -----------

                TOTAL LIABILITIES AND SHAREHOLDERS'
                     INVESTMENT .....................  $ 2,342,731  $ 2,291,719
                                                       ===========  ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHAW INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND RETAINED EARNINGS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

                                                     THREE MONTHS   THREE MONTHS
                                                         ENDED          ENDED
                                                     July 1, 2000   July 3, 1999
                                                     ------------   ------------

NET SALES .........................................   $ 1,069,356    $ 1,065,126
COST AND EXPENSES:
     Cost of sales ................................       788,538        777,553
     Selling, general and administrative ..........       174,751        157,799
     Charge to record additional loss on sale of
         residential retail operations ............        11,125           --
     Restructuring charge .........................         6,600           --
     Interest, net ................................        18,240         15,097
     Other, net ...................................           612          1,364
                                                      -----------    -----------
INCOME BEFORE INCOME TAXES ........................        69,490        113,313
PROVISION FOR INCOME TAXES ........................        28,928         46,289
                                                      -----------    -----------
INCOME BEFORE EQUITY IN INCOME OF
     JOINT VENTURES ...............................        40,562         67,024
EQUITY IN INCOME OF JOINT VENTURES ................            96          1,033
                                                      -----------    -----------
NET INCOME ........................................   $    40,658    $    68,057
                                                      ===========    ===========

DIVIDENDS PAID PER COMMON SHARE ...................   $      0.05    $      0.00
                                                      ===========    ===========
EARNINGS PER COMMON SHARE:
     Basic ........................................   $      0.32    $      0.48
                                                      ===========    ===========
     Diluted ......................................   $      0.32    $      0.48
                                                      ===========    ===========
RETAINED EARNINGS:
     Beginning of period ..........................   $   698,529    $   489,031
     Add - net income .............................        40,658         68,057
     (Deduct) - dividends paid ....................        (6,438)          --
     Stock repurchases in excess of paid-in capital       (60,865)          --
     Translation adjustment .......................        (5,649)          --
                                                      -----------    -----------
     End of period ................................   $   666,235    $   557,088
                                                      ===========    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHAW INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND RETAINED EARNINGS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

                                                      SIX MONTHS     SIX MONTHS
                                                         ENDED          ENDED
                                                     July 1, 2000   July 3, 1999
                                                     ------------   ------------

NET SALES .........................................   $ 2,055,852    $ 2,020,929
COST AND EXPENSES:
     Cost of sales ................................     1,526,853      1,494,182
     Selling, general and administrative ..........       331,972        312,628
     Charge to record additional loss on sale of
         residential retail operations ............        11,125           --
     Restructuring charge .........................         6,600           --
     Interest, net ................................        35,456         31,302
     Other, net ...................................         2,274          1,881
                                                      -----------    -----------
INCOME BEFORE INCOME TAXES ........................       141,572        180,936
PROVISION FOR INCOME TAXES ........................        59,051         74,502
                                                      -----------    -----------
INCOME BEFORE EQUITY IN INCOME OF
     JOINT VENTURES ...............................        82,521        106,434
EQUITY IN INCOME OF JOINT VENTURES ................           333          1,989
                                                      -----------    -----------
NET INCOME ........................................   $    82,854    $   108,423
                                                      ===========    ===========

DIVIDENDS PAID PER COMMON SHARE ...................   $      0.10    $      0.00
                                                      ===========    ===========
EARNINGS PER COMMON SHARE:
     Basic ........................................   $      0.64    $      0.77
                                                      ===========    ===========
     Diluted ......................................   $      0.63    $      0.76
                                                      ===========    ===========
RETAINED EARNINGS:
     Beginning of period ..........................   $   662,967    $   448,665
     Add - net income .............................        82,854        108,423
     (Deduct) - dividends paid ....................       (13,072)          --
     Stock repurchases in excess of paid-in capital       (60,865)          --
     Translation adjustment .......................        (5,649)          --
                                                      -----------    -----------
     End of period ................................   $   666,235    $   557,088
                                                      ===========    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHAW INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOW
(IN THOUSANDS AND UNAUDITED)

                                                                 SIX MONTHS    SIX MONTHS
                                                                    ENDED         ENDED
                                                                July 1, 2000  July 3, 1999
                                                                ------------  ------------
OPERATING ACTIVITIES:
     Net income ................................................  $  82,854     $ 108,423
                                                                  ---------     ---------
     Adjustments to reconcile net income to net cash
        provided  by  operating activities:
           Depreciation and amortization .......................     44,944        46,366
           Provision for doubtful accounts .....................     20,473         2,587
           Deferred income taxes ...............................     (7,991)        2,719
           Charge to record additional loss on sale of
              residential retail operations ....................     11,125          --
           Restructuring charge ................................      6,600          --
           Changes in operating assets and liabilities:
                  Accounts receivable ..........................    (54,207)      (17,383)
                  Inventories ..................................    (99,525)      (35,073)
                  Other current assets .........................     (9,891)       (9,054)
                  Accounts payable .............................     57,776        87,282
                  Accrued liabilities ..........................     (4,783)       52,106
                  Other, net ...................................     15,555        (4,415)
                                                                  ---------     ---------
                     Total adjustments .........................    (19,924)      125,135
                                                                  ---------     ---------
           Net cash provided by operating activities ...........     62,930       233,558
                                                                  ---------     ---------

INVESTING ACTIVITIES:
     Additions to property, plant and equipment ................    (79,061)      (64,386)
     Retirements of property, plant and
         equipment, net ........................................         25           727
     Sale of Australian subsidiary .............................     47,832          --
                                                                  ---------     ---------
           Net cash used in investing activities ...............    (31,204)      (63,659)
                                                                  ---------     ---------

FINANCING ACTIVITIES:
     Increase (decrease) in long-term debt, net ................     89,529      (121,086)
     Dividends paid ............................................    (13,072)         --
     Purchases of common stock .................................   (134,735)      (57,816)
     Proceeds from exercise of stock options ...................      3,006         7,280
                                                                  ---------     ---------
         Net cash used in financing activities .................    (55,272)     (171,622)
                                                                  ---------     ---------
NET DECREASE IN CASH AND  CASH
     EQUIVALENTS ...............................................    (23,546)       (1,723)
CASH AND CASH EQUIVALENTS AT BEGINNING
     OF PERIOD .................................................     34,021        12,555
                                                                  ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .....................  $  10,475     $  10,832
                                                                  =========     =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SHAW INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 1, 2000
                                   (UNAUDITED)
--------------------------------------------------------------------------------

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

2. Accounts Receivable

     The company has entered into agreements pursuant to which it sells a percentage ownership interest in a defined pool of the company's trade receivables to a securitization conduit. As collections reduce accounts receivable included in the pool, the company sells participating interests in new receivables to the conduit to bring the amount in the pool up to the maximum permitted by the agreements. The receivables are sold to the conduit at a discount which reflects, among other things, the conduit's financing cost of issuing its own commercial paper backed by these accounts receivable and accounts receivable sold by other participating entities. The current agreements expire August 30, 2000, but may be extended for additional one-year terms. As of July 1, 2000, the company had approximately $297,294,000 of accounts receivable sold and outstanding under this program.

3. Inventories

     The company uses the last-in, first-out (LIFO) method of valuing substantially all of its inventories. If LIFO inventories were valued at current costs, the inventories would have been $11,294,000 and $46,915,000 lower at July 1, 2000 and January 1, 2000, respectively. Certain of the company's finished goods inventories, representing approximately 8 percent of total inventories, are valued at the lower of first-in, first-out (FIFO) cost or market.

4. Long-Term Debt

     The company maintains a domestic revolving credit facility which provides for borrowings of up to $1.0 billion and expires in March 2003. The LIBOR-based rate at July 1, 2000 was approximately 7.0 percent, and borrowings outstanding under this new facility totaled $862,000,000. The variable interest rate on a total of $445,606,000 of amounts outstanding under the company's revolving credit facilities has been fixed through various dates through January 2007 by interest rate swap agreements. To provide further financing capacity, the company maintains a 364-day $200 million senior unsecured revolving credit facility which has not been utilized.

5. Earnings Per Share

     Earnings per share for the three and six month periods ended July 1, 2000 and July 3, 1999 have been computed based upon the weighted average shares and dilutive potential common shares outstanding. The net income amounts presented in the accompanying condensed consolidated statements of income represent amounts available or related to shareholders.

The following table reconciles the denominator of the basic and diluted earnings per share computations:

                                                               Three Months Ended
                                                           July 1, 2000  July 3, 1999
---------------------------------------------------------  ------------  ------------
Weighted average common shares ..........................   128,026,239   140,639,491
Dilutive incremental shares from assumed
    conversions of options under stock option plans .....       860,599     2,040,693
---------------------------------------------------------   -----------   -----------
Weighted average common shares and
    dilutive potential common shares ....................   128,886,838   142,680,184
---------------------------------------------------------   -----------   -----------

                                                                Six Months Ended
                                                           July 1, 2000  July 3, 1999
---------------------------------------------------------  ------------  ------------
Weighted average common shares ..........................   130,348,158   140,869,564
Dilutive incremental shares from assumed
    conversions of options under stock option plans .....       641,614     2,438,650
---------------------------------------------------------   -----------   -----------
Weighted average common shares and
    dilutive potential common shares ....................   130,989,772   143,308,214
---------------------------------------------------------   -----------   -----------

6. Commitments and Contingencies

     The company has guaranteed certain leases of retail stores sold to Flooring America, Inc. (formerly, The Maxim Group, Inc.). The related stores are currently leased by Flooring America. During the second quarter Flooring America filed for protection under Chapter 11 of the U.S. Bankruptcy Code. No estimate can be made of the potential impact of the guarantees on the company pending the outcome of Flooring America's reorganization. In the event the company becomes liable for lease payments under the guarantees, the company would pursue subleasing and other arrangements to satisfy its guarantee.

7. Derivative Financial Instruments

     The company uses interest rate swap agreements to fix interest rates on current and anticipated borrowings to reduce exposure to interest rate fluctuations. Under existing accounting literature, these interest rate swap agreements are accounted for as hedging activities. The net cash paid or received on interest rate hedges is included in interest expense. The company may also employ foreign currency exchange contracts when, in the normal course of business, they are determined to effectively manage and reduce foreign currency exchange fluctuation risk. The company does not enter into financial derivatives for speculative or trading purposes. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 is effective, and the company expects to adopt this new standard, in the company's first quarter of fiscal 2001. The company's management has not determined the impact this new statement will have on the financial statements.

8. Comprehensive Income

     The company has other comprehensive income in the form of cumulative translation adjustments which resulted in total comprehensive income of $45,688,000 and $69,744,000 for the three months ended July 1, 2000 and July 3, 1999, respectively, and $85,106,000 and $109,913,000 for the six months ended July 1, 2000 and July 3, 1999, respectively.

9. Stock Repurchases

     During the second quarter ended July 1, 2000, the company purchased and retired 9,364,647 shares of its common stock at a total cost of $134,735,000 under its ongoing share repurchase plan, including 3,991,047 shares purchased at a price of $15.50 per share through a "Dutch Auction" tender offer completed April 26, 2000. The company has approximately 5.6 million shares currently authorized for purchase.

10. Sale of Australian Subsidiary

     On May 9, 2000, the company completed the sale of Shaw Industries Australia Pty. Ltd. (the company's wholly-owned Australian subsidiary) to Feltex Carpets Limited of New Zealand. The transaction's value was $72,054,000 consisting of cash proceeds of $54,342,000 and the assumption of debt of $17,712,000 and resulted in an immaterial after-tax gain.

11. Nonrecurring Charges

     During the second quarter, the company restructured its residential sales force to optimize the marketing of the company's Shaw and Queen residential products. In connection with this restructuring, the company recorded a nonrecurring charge of $6,600,000 ($3,967,000, net of tax benefit, or $.03 per share) for severance and other employee termination benefits.

     In June 2000, the company recorded a nonrecurring charge totaling $26,458,000 ($15,901,000, net of tax benefit, or $.12 per share) to reflect the impact of the Flooring America bankruptcy filing. The nonrecurring charge consists of approximately $15,333,000 of accounts receivable owed by Flooring America and charged against selling, general and administrative expense in the accompanying condensed consolidated statement of income and approximately $11,125,000 of notes and related interest receivable related to the sale of the company's retail operations in 1998. The company has deemed both amounts uncollectible.

12. Subsequent Event

     On August 11, 2000, the company announced that it had reached an agreement in principle to recommend that the Court approve a settlement of the two class action antitrust suits pending against the company and other carpet manufacturers in the United States District Court in Rome, Georgia. Under the terms of the agreement in principle entered into with the counsel for the plaintiffs, all claims against the company and its affiliates will be dismissed with prejudice, and the company will pay to the plaintiff classes an aggregate settlement amount of $27.5 million, including attorneys fees and costs. The settlement is subject to, among other things, court approval and the execution of a definitive settlement agreement.

                     SHAW INDUSTRIES, INC. AND SUBSIDIARIES
                ITEM TWO-MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

GENERAL

     The company manufactures, markets and distributes a broad range of soft floor covering products primarily consisting of broadloom tufted carpet. The company also distributes hard floor covering products through its highly developed sales and distribution channels. The company operates in a business environment comprised of numerous small customers and several large retailers and buying groups. The company's customers in turn market floor covering and other products to retail and other wholesale residential and commercial end-users. The company experiences demand for its products primarily as a result of multi and single family residential and commercial floor covering replacement, new commercial and multi family residential construction, and, to a lesser extent, new single family residential construction. This demand is driven by such end-user factors as consumer spending on durable goods and general consumer confidence. The company's profitability is dependent upon its ability to efficiently manage changing raw material costs and its integrated manufacturing process to produce products meeting the style, color and quality demanded by its customers and to deliver those products in a timely manner.
     During the quarter ended July 1, 2000, the company had revenues of $1,069.4 million and net income of $40.7 million after nonrecurring charges. Margins during the second quarter of 2000 were impacted by increases in raw material and other energy costs, primarily related to petrochemical products. The company continues to manage the impact of escalating costs through price increases and internal cost reduction efforts. However, additional raw material and other energy and labor-related cost increases are expected to put continued pressure on gross margins going forward.
     During the quarter, the company restructured its residential sales force to optimize the marketing of the company's various Shaw and Queen brands of residential products. In connection with this restructuring, the company recorded a nonrecurring charge of $6.6 million ($4.0 million, net of tax benefit, or $.03 per share) for severance and other employee termination benefits. The company expects to save approximately $8.0 million in annual selling expense as a direct result of this restructuring.
     In June 2000, the company recorded a nonrecurring charge totaling $26.5 million ($15.9 million, net of tax benefit, or $.12 per share) to reflect the impact of Flooring America, Inc.'s filing for protection under Chapter 11 of the U.S. Bankruptcy Code. The nonrecurring charge consists of approximately $15.3 million of accounts receivable owed by Flooring America and charged against selling, general and administrative expense in the second quarter 2000 consolidated income statement and approximately $11.1 million of notes and related interest receivable related to the sale of the company's retail operations in 1998. The company has deemed both amounts uncollectible. Flooring America's company-owned stores represent the company's single largest customer with annualized sales of approximately $80 million. The company expects some portion of those sales to continue and is working aggressively to replace sales in the affected markets. The company has guaranteed certain of the leases of retail stores previously sold to Flooring America. While the related stores are currently leased by Flooring America, no estimate can currently be made of the potential impact of the guarantees on the company pending the outcome of Flooring America's reorganization. In the event the company becomes liable for lease payments under the guarantees, the company would pursue subleasing and other arrangements to satisfy its guarantee.
     On May 9, 2000, the company completed the sale of Shaw Industries Australia Pty. Ltd. (the company's wholly-owned Australian subsidiary) to Feltex Carpets Limited of New Zealand. The transaction's value was $72.1 million consisting of cash proceeds of $54.3 million and the assumption of debt of $17.7 million and resulted in an immaterial after-tax gain.
     On August 11, 2000, the company announced that it had reached an agreement in principle to recommend that the Court approve a settlement of the two class action antitrust suits pending against the company and other carpet manufacturers in the United States District Court in Rome, Georgia. Under the terms of the agreement in principle entered into with the counsel for the plaintiffs, all claims against the company and its affiliates will be dismissed with prejudice, and the company will pay to the plaintiff classes an aggregate settlement amount of $27.5 million, including attorneys fees and costs. The settlement is subject to, among other things, court approval and the execution of a definitive settlement agreement.

LIQUIDITY AND CAPITAL RESOURCES

     The company's primary capital requirements are for working capital, capital expenditures, stock repurchases and debt service requirements. The company's capital needs are met through a combination of internally generated funds and credit and securitization agreements.
     At July 1, 2000, the company had working capital of $602.1 million, an increase of $20.1 million from working capital of $582.0 million at January 1, 2000. Primary sources of cash during the six months ended July 1, 2000 were (i) $62.9 million provided by operating activities, consisting of cash earnings of approximately $158.0 million offset in part by working capital needs of approximately $95.1 million, (ii) $89.5 million from additional long-term debt financing and (iii) $47.8 million from the sale of the Australian operation. The primary uses of cash during the second quarter of 2000 were (i) $79.1 million for additions to property, plant and equipment, (ii) $134.7 million for repurchases of common stock and (iii) $13.1 million for dividends paid.
     The company manages its capital using EVA(R), ("EVA" is a registered trademark of Stern, Stewart & Company) a financial measurement concept which emphasizes profitability, proper asset allocation, the cost of capital and the creation of shareholder wealth. Effective use of capital and the company's ability to generate cash flow from operations has enabled it to invest in technologies which reduce production costs, generate operating margins that exceed industry averages and pursue its strategy for increasing shareholder value. Capital expenditures for property, plant and equipment, net of retirements, necessary to maintain the company's facilities in modern state-of-the-art condition, expand production capacity and increase efficiency were $79.1 million for the six months ended July 1, 2000. Management anticipates total capital expenditures and capitalized lease obligations of approximately $40 to $60 million for the remainder of 2000 to expand and upgrade its manufacturing and distribution equipment to meet anticipated increases in sales volume and to improve efficiency.
     The company's primary source of financing is an unsecured revolving credit facility with a banking syndicate. The facility provides for borrowings of up to $1 billion and expires in March 2003. The interest rate on borrowings under this facility is currently based on LIBOR and was approximately 7.0 percent, including applicable margins, at July 1, 2000. Borrowings outstanding under this credit facility at July 1, 2000 were $862 million. To provide further financing capacity, the company maintains a 364-day $200 million senior unsecured revolving credit facility which remained unutilized and available at July 1, 2000.
     The company maintains a receivables securitization program under which the company sells a percentage ownership interest in a defined pool of the company's trade receivables to a securitization conduit. The receivables securitization program expires August 30, 2000, but may be extended for additional one-year terms. As of July 1, 2000, the company had approximately $297.3 million of accounts receivable sold and outstanding under this program.
     During the second  quarter of 2000, the company  repurchased  approximately
9.4 million shares of its common stock at a total cost of $134.7 million under its ongoing share repurchase program. Repurchases included the "Dutch Auction" tender offer completed in April 2000 under which the company repurchased 4.0 million shares at a price of $15.50 per share. Share repurchases were funded from operations and existing credit facilities as well as proceeds from the sale of the company's Australian subsidiary. The company has approximately 5.6 million shares currently authorized for purchase under its program.
     The company believes that available borrowings under its existing credit and securitization agreements, available cash and internally generated funds will be sufficient to support its working capital, capital expenditures, stock repurchases and debt service requirements for the foreseeable future. In addition, the company believes it could further expand its revolving credit and long-term bank facilities, if necessary.

Derivative Financial Instruments

     The company uses interest rate swap agreements to fix interest rates on current and anticipated borrowings to reduce exposure to interest rate fluctuations. Under existing accounting literature, these interest rate swap agreements are accounted for as hedging activities. The net cash paid or received on interest rate hedges is included in interest expense. The company may also employ foreign currency contracts to effectively manage exposure to foreign currency exchange rate fluctuations in its Mexican operations and capital expenditures. The company does not enter into financial derivatives for trading purposes. In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective, and the company expects to adopt this new standard, in the first quarter of the company's fiscal 2001. The company's management has not determined the impact this statement will have on the financial statements. However, this statement could increase volatility in earnings and other comprehensive income.

RESULTS OF OPERATIONS
Three Months Ended July 1, 2000 Compared to Three Months Ended July 3, 1999

     Net sales for the quarter ended July 1, 2000 increased to $1,069.4 million from $1,065.1 for the same period last year. Sales grew approximately 2.5% for the quarter, excluding sales from the company's Australian subsidiary which was sold at the beginning of May 2000, on higher sales prices but generally lower volumes.
     Gross margin decreased to 26.3 percent from 27.0 percent of net sales. The decrease resulted from increases in raw material and other energy costs during the quarter primarily related to petrochemical products.
     Selling, general and administrative expenses for the second quarter of 2000 were $174.8 million, or 16.3 percent of net sales, compared to $157.8 million, or 14.8 percent of net sales, in the comparable period of 1999. The second quarter of 2000 includes the $15.3 million write-off of accounts receivable from Flooring America.
     The second quarter of 2000 includes two additional nonrecurring charges. The company recorded a nonrecurring charge of $6.6 million for severance and other employee termination benefits related to the previously discussed sales force restructuring. The company also recorded a nonrecurring charge to write-off approximately $11.1 million of notes and related interest receivable owed by Flooring America related to the sale of the company's retail operations in 1998.

     Interest expense for the current period was $18.2 million compared to $15.1 million in the second quarter of 1999 as a result of both higher borrowings and higher interest rates.

     The effective  income tax rate for the second  quarter of 2000 increased to
41.6 percent from 40.9 percent for the second quarter of 1999.

Six Months Ended July 1, 2000 Compared to Six Months Ended July 3, 1999

     Net sales for the six months ended July 1, 2000 increased to $2,055.9 million from $2,020.9 million in the same period last year. Sales grew approximately 2.7% for the six months, excluding sales from the company's Australian subsidiary which was sold at the beginning of May 2000.

     Gross margin decreased to 25.7 percent from 26.1 percent last year. Increases in raw material and other energy costs in the second quarter of this year offset cost improvements gained in the first quarter.

     Selling, general and administrative expenses for the current six month period were $332.0 million, or 16.1 percent of net sales, compared to $312.6 million, or 15.5 percent of net sales, in the comparable period of 1999. The six months of 2000 include the $15.3 million write-off of accounts receivable from Flooring America.

     The six months ended July 1, 2000 includes the previously discussed nonrecurring charges of $6.6 million related to a restructuring of the company's residential sales force and $11.1 million of notes and related interest receivable owed by Flooring America related to the sale of the company's retail operations in 1998.

     Interest expense for the current six month period was $35.5 million compared to $31.3 million in the first six months of 1999 as a result of both higher borrowings and higher interest rates.

     The effective income tax rate for the first six months of 2000 increased to
41.7 percent from 41.2 percent for the first six months of 1999.

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

     On August 11, 2000, the company announced that it had reached an agreement in principle to recommend that the court approve a settlement of the two class action antitrust suits described above. Under the terms of the agreement in principle entered into with the counsel for the plaintiffs, all claims against the company and its affiliates will be dismissed with prejudice, and the company will pay to the plaintiff classes an aggregate settlement amount of $27.5 million, including attorneys fees and costs. The settlement is subject to among other things, court approval and the execution of a definitive settlement agreement.

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

     None

ITEM THREE - DEFAULTS UPON SENIOR SECURITIES

     None

ITEM FOUR - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 2000 Annual Meeting of Shareholders of the company was held on April 27, 2000. The following matters were submitted to the shareholders for approval at the meeting:

     1. A proposal to elect four directors to Class III for a three-year term. The results of the voting on this proposal were as follows:

     Nominee                   Votes For        Authority Withheld
     -------                   ---------        ------------------
     W. Norris Little          109,739,587      2,180,909
                               -----------      ---------
     William C. Lusk, Jr.      109,802,772      2,117,724
                               -----------      ---------
     Robert R. Harlin          109,776,912      2,143,584
                               -----------      ---------
     Roberto Garza             109,781,805      2,138,691
                               -----------      ---------

     The members of the Board of Directors whose terms of office continued after the 2000 Annual Meeting of Shareholders are as follows: (i) J. Hicks Lanier, R. Julian McCamy, Thomas G. Cousins and S. Tucker Grigg (Class II Directors, term expiring 2001); and (ii) J.C. Shaw, Robert E. Shaw, Robert J. Lunn, Julian D. Saul (Class I Directors, terms expiring 2002).

     2. A proposal to approve the 2000 Stock Incentive Plan. The results of the voting on this proposal were as follows:

     Votes For         Votes Against         Abstentions        Broker Non-Votes
     ---------         -------------         -----------        ----------------
     95,324,849        16,436,455            159,192            -0-


ITEM FIVE - OTHER INFORMATION

     None

ITEM SIX - EXHIBITS AND REPORTS ON FORM 8-K

     (A) Exhibits

          27 - Financial Data Schedule

     Shareholders may obtain copies of Exhibits without charge upon written request to the Corporate Secretary, Shaw Industries, Inc., Mail drop 061-22, P.O. Drawer 2128, Dalton, Georgia 30722-2128.

          (B) No reports on Form 8-K have been filed during the fiscal quarter ended July 1, 2000.

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


DATE:    August 14, 2000                     /s/  Robert E. Shaw
---------------------------                  -------------------
                                             Robert E. Shaw
                                             Chairman of the Board and Chief
                                             Executive Officer

DATE:    August 14, 2000                     /s/  Kenneth G. Jackson
---------------------------                  -----------------------
                                             Kenneth G. Jackson
                                             Executive Vice President and Chief
                                             Financial Officer
                                             (Principal Financial Officer)