Form 10-K/A
period 2000-01-01
SHAW INDUSTRIES INC
filed 2000-10-13
CIK 89498

                     SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                  FORM 10-K/A*

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 1, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 1-6853
                           --------------------------

                              SHAW INDUSTRIES, INC.
             (Exact Name of Registrant as Specified in its Charter)

                      GEORGIA                                58-1032521
          (State or Other Jurisdiction of                 (I.R.S. Employer
           Incorporation or Organization)               Identification No.)

               616 EAST WALNUT AVENUE                          30720
                  DALTON, GEORGIA                            (Zip Code)
      (Address of Principal Executive Office)

                                 (706) 278-3812
              (Registrant's Telephone Number, Including Area Code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT


                                                                                    NAME OF EACH EXCHANGE ON
TITLE OF EACH CLASS                                                                      WHICH REGISTERED
-------------------                                                                      ----------------
Common Stock, No Par Value, $1.11 Stated Value............................         The New York Stock Exchange
                                                                                    The Pacific Stock Exchange

Rights to Purchase Series A Participating  Preferred  Stock,  $.50 Stated          The New York Stock Exchange
Value.....................................................................          The Pacific Stock Exchange



        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

     Aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price on The New York Stock Exchange on March 21, 2000 was $1,201,474,573.



 TITLE OF EACH CLASS                            OUTSTANDING AT MARCH 21, 2000
 -------------------                            -----------------------------
Common Stock, No Par Value                            132,676,198 shares


*The purpose of this Amendment is to amend and update certain information required by Item 14 of Part IV of Form 10-K.

                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report:

1.*      Financial Statements

- Exhibit 13 to this Form 10-K, contains the consolidated balance sheets as of January 1, 2000 and January 2, 1999, the related consolidated statements of income, shareholders' investment and cash flow for each of the three years in the period ended January 1, 2000, and the related report of Arthur Andersen LLP. These financial statements and the report of Arthur Andersen LLP are incorporated by reference. The financial statements incorporated by reference include the following:

-        Consolidated Balance Sheets - January 1, 2000 and January 2, 1999.


- Consolidated Statements of Income for the years ended January 1, 2000, January 2, 1999 and January 3, 1998.


- Consolidated Statements of Shareholders' Investment for the years ended January 1, 2000, January 2, 1999 and January 3, 1998.


- Consolidated Statements of Cash Flow for the years ended January 1, 2000, January 2, 1999 and January 3, 1998.



2.*      Financial Statement Schedules

-        Report of Independent Public Accountants on Financial Statement
         Schedule

- Schedule II - Valuation and Qualifying Accounts for the Years Ended January 1, 2000, January 2, 1999 and January 3, 1998.


3.       Exhibits incorporated by reference or filed with this report


Number   Description
------   -----------
3(a)     Amended and Restated Articles of Incorporation. [Incorporated herein by reference to Exhibit 3(a) to Registrant's Registration Statement filed with the Securities and Exchange Commission on December 28, 1993 (File
         No. 33-51719).]

3(b) Amended Bylaws as of April 5, 1999. [Incorporated herein by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 1999 (File No.
         1-6853).]

4(a) Specimen form of Common Stock Certificate. [Incorporated herein by reference to Exhibit 2 to


Number   Description
------   -----------
         Registrant's Report on Form 8-A filed with the Securities and Exchange
         Commission on May 12, 1989 (File No. 1-6853).]

4(b)     Restated Articles of Incorporation, filed as Exhibit 3(a), and the
         Bylaws of Registrant, filed as Exhibit 3(b), are incorporated herein by reference.

4(c) Amended and Restated Rights Agreement dated as of April 10, 1999, between Registrant and Wachovia Bank, N.A., as rights agent.
         [Incorporated herein by reference to Exhibit 4.1 to Registrant's
         Current Report on Form 8-K filed with the Securities and Exchange
         Commission on April 6, 1999 (File No. 1-6853).]

4(d)     First Amendment dated as of July 29, 1999, to Amended and Restated
         Rights Agreement dated as of April 10, 1999 between the Registrant and EquiServe Trust Company, N.A., as successor rights agent to Wachovia
         Bank, N.A. [Incorporated herein by reference to Exhibit 99.2 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 17, 1999 (File No. 1-6853).]

10(a)    Share Transfer Agreement dated as of April 3, 1998 among the
         Registrant, Shaw UK Holdings Limited and Carpet Holdings Limited
         [Incorporated herein by reference to Exhibit 99.1 to Registrant's
         Current Report on Form 8-K filed with the Securities and Exchange
         Commission on April 20, 1998 (File No. 1-6853).]

10(b)** Deferred Compensation Plan and form of Deferred Compensation Agreement of Registrant as adopted in April, 1980. [Incorporated herein by reference to Exhibit 10(b) to the Registrant's July 2, 1994 Form 10-K filed with the Securities and Exchange Commission (File No. 1-6853).]

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

10(d) Amendment, dated August 9, 1998, to Agreement and Plan of Merger dated as of June 23, 1998 among the Registrant, The Maxim Group, Inc., CMAX
         Acquisition, Inc. and Shaw Carpet Showplace, Inc. [Incorporated herein by reference to Exhibit 99.2 to the Registrant's Current Report on Form
         8-K/A filed with the Securities and Exchange Commission on September 2,
         1998 (File No. 1-6853).]

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

10(g)** Employment Agreement dated as of October 6, 1998 between the Registrant and Julian D. Saul. [Incorporated herein by reference to the Exhibit
         10-G to Registrant's Annual Report on Form 10-K filed with the
         Securities and Exchange Commission on April 2, 1999 (File No. 1-6853).]

10(h)    [Reserved.]


Number   Description
------   -----------

10(i)**  Form of Shaw Industries, Inc. Outside Directors Stock Plan.
         [Incorporated herein by reference to Exhibit 99 to the Registrant's
         Registration Statement on Form S-8 filed with the Securities and Exchange Commission on September 1, 1998 (Reg. No. 333-62645).]

10(j)    [Reserved.]

10(k)** 1992 Incentive Stock Option Plan of the Registrant. [Incorporated herein by reference to Exhibit A to Registrant's 1992 Proxy Statement, dated September 18, 1992 (File No. 1-6853).]

10(l) 1997 Stock Incentive Plan of the Registrant. [Incorporated herein by reference to Exhibit A to Registrant's 1997 Proxy Statement, dated
         March 31, 1997 (File No. 1-6853).]

10(m) Amended and Restated Credit Agreement dated as of March 16, 1998, among the Registrant, the lenders appearing on the signature pages thereto, NationsBank, N.A. and SunTrust Bank, Atlanta. [Incorporated herein by reference to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 1999 (File No. 1-6853).]

10(n)**  Form of Shaw Industries, Inc. Nonqualified Retirement Savings Plan.
         [Incorporated herein by reference to Exhibit 4(c) to the Registrant's
         Registration Statement on Form S-8 filed with the Securities and Exchange Commission on September 4, 1998 (Reg. No. 333-62915).]

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


Number   Description
------   -----------
         and Exchange Commission on August 17, 1999 (File No. 1-6853).]

10(v)    [Reserved.]

10(w) Fourth Amendment to the Amended and Restated Credit Agreement dated as of August 20, 1999 among the Registrant, the lenders appearing on the signature pages thereto and Bank of America, N.A. [Incorporated herein by reference to Exhibit 99.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November
         16, 1999 (File No. 1-6853).]

10(x) Fifth Amendment to the Amended and Restated Credit Agreement dated as of October 15, 1999 among the Registrant, the lenders appearing on the signature pages thereto, Bank of America and SunTrust Bank, Atlanta.
         [Incorporated herein by reference to Exhibit 99.2 to the Registrant's
         Quarterly Report on Form 10-Q filed with the Securities and Exchange
         Commission on November 16, 1999 (File No. 1-6853).]

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

13* Items Incorporated by Reference from the Annual Report to Shareholders for the fiscal year ended January 1, 2000.

21*      List of Subsidiaries.

23*      Consent of independent public accountants.

27*      Financial Data Schedule.

-------------------
         *Filed with Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2000.

         **Compensatory plan or management contract required to be filed as an exhibit to Item 14(c) of Form 10-K.

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


                        SHAW INDUSTRIES, INC.

Date: 12 October 2000      By:/s/ Robert E. Shaw
                              --------------------------------------------------
                                  Robert E. Shaw
                                  Chairman, Chief Executive Officer and Director