Form 10-Q
period 2000-09-30
SHAW INDUSTRIES INC
filed 2000-11-02
CIK 89498

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 --------------


                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                September 30, 2000
                               -------------------------------------------------

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

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: October 24, 2000 - 124,111,208 shares
                  -------------------------------------

                              SHAW INDUSTRIES, INC.

                                    FORM 10-Q

                                      INDEX

PART I - FINANCIAL INFORMATION                                      PAGE NUMBERS
         ---------------------                                      ------------

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets - September
                  30, 2000 and January 1, 2000                               3-4

                  Condensed Consolidated Statements of Income and
                  Retained Earnings - For the Three Months Ended
                  September 30, 2000 and October 2, 1999                       5

                  Condensed Consolidated Statements of Income and
                  Retained Earnings - For the Nine Months Ended
                  September 30, 2000 and October 2, 1999                       6

                  Condensed Consolidated Statements of Cash Flow -
                  For the Nine Months Ended September 30, 2000
                  and October 2, 1999                                          7

                  Notes to Condensed Consolidated Financial Statements      8-10

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of Operations         11-14

         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk                                                 14


PART II - OTHER INFORMATION
          -----------------

         Item 1.  Legal Proceedings                                           15

         Item 2.  Changes in Securities and Use of Proceeds                   15

         Item 3.  Defaults Upon Senior Securities                             15

         Item 4.  Submission of Matters to a Vote of Security Holders         15

         Item 5.  Other Information                                           15

         Item 6.  Exhibits and Reports on Form 8-K                            16


SIGNATURES                                                                    16

PART 1 - ITEM ONE- FINANCIAL INFORMATION
SHAW INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                       September 30,  January 1,
                                                            2000         2000
                                                       -------------  ----------
                                                        (UNAUDITED)
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents .......................   $   12,141   $   34,021
                                                         ----------   ----------
     Accounts receivable, less
         allowance for doubtful accounts and
         discounts of $20,431 and $18,931 ............      227,960      234,267
                                                         ----------   ----------

     Inventories -
         Raw materials ...............................      294,100      255,083
         Work-in-process .............................      110,520       92,605
         Finished goods ..............................      365,527      319,046
                                                         ----------   ----------
                                                            770,147      666,734
                                                         ----------   ----------
     Other current assets ............................      160,196      140,902
                                                         ----------   ----------
                          TOTAL CURRENT ASSETS .......    1,170,444    1,075,924
                                                         ----------   ----------

PROPERTY, PLANT AND EQUIPMENT, at cost:
     Land and land improvements ......................       29,005       31,974
     Buildings and leasehold improvements ............      338,409      331,010
     Machinery and equipment .........................    1,146,804    1,064,074
     Construction in progress ........................      116,789      148,380
                                                         ----------   ----------
                                                          1,631,007    1,575,438
     Less - Accumulated depreciation and amortization       854,492      821,633
                                                         ----------   ----------
                                                            776,515      753,805
                                                         ----------   ----------

GOODWILL, net of amortization ........................      394,760      418,923
                                                         ----------   ----------
OTHER ASSETS .........................................       42,453       43,067
                                                         ----------   ----------
                          TOTAL ASSETS ...............   $2,384,172   $2,291,719
                                                         ==========   ==========

                                                      September 30,  January 1,
                                                           2000         2000
                                                       -----------  -----------
                                                       (UNAUDITED)
LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
     Current maturities of long-term debt ...........  $     3,961  $     4,294
     Accounts payable ...............................      244,776      217,332
     Accrued liabilities ............................      334,027      272,341
                                                       -----------  -----------
                TOTAL CURRENT LIABILITIES ...........      582,764      493,967
                                                       -----------  -----------

LONG-TERM DEBT, less current maturities .............      891,395      823,821
                                                       -----------  -----------
DEFERRED INCOME TAXES ...............................       73,483       77,994
                                                       -----------  -----------
OTHER LIABILITIES ...................................       34,242       27,352
                                                       -----------  -----------

SHAREHOLDERS' INVESTMENT:
     Common stock, no par, $1.11 stated value,
         authorized: 500,000,000 shares; issued and
         outstanding: 123,934,384 shares at
         September 30, 2000 and 132,663,599 shares
         at January 1, 2000 .........................      137,568      147,258
     Paid-in capital ................................        5,050       60,612
     Cumulative translation adjustment ..............         --         (2,252)
     Retained earnings ..............................      659,670      662,967
                                                       -----------  -----------
                TOTAL SHAREHOLDERS' INVESTMENT ......      802,288      868,585
                                                       -----------  -----------

                TOTAL LIABILITIES AND SHAREHOLDERS'
                     INVESTMENT .....................  $ 2,384,172  $ 2,291,719
                                                       ===========  ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHAW INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND RETAINED EARNINGS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

                                                    THREE MONTHS    THREE MONTHS
                                                        ENDED          ENDED
                                                    September 30,    October 2,
                                                        2000            1999
                                                     -----------    -----------

NET SALES .........................................  $ 1,035,925    $ 1,082,923
COST AND EXPENSES:
     Cost of sales ................................      795,501        790,273
     Selling, general and administrative ..........      152,948        156,807
     Charge to record additional loss on sale of
         residential retail operations ............       35,449           --
     Charge to record pending settlement of class
         action antitrust litigation ..............       27,500           --
     Interest, net ................................       20,451         15,275
     Other, net ...................................        1,369          1,012
                                                     -----------    -----------
INCOME BEFORE INCOME TAXES ........................        2,707        119,556
PROVISION FOR INCOME TAXES ........................        2,559         48,843
                                                     -----------    -----------
INCOME BEFORE EQUITY IN INCOME OF
     JOINT VENTURES ...............................          148         70,713
EQUITY IN INCOME OF JOINT VENTURES ................          524            970
                                                     -----------    -----------
NET INCOME ........................................  $       672    $    71,683
                                                     ===========    ===========

DIVIDENDS PAID PER COMMON SHARE ...................  $      0.05    $      0.05
                                                     ===========    ===========
EARNINGS PER COMMON SHARE:
     Basic ........................................  $      0.01    $      0.52
                                                     ===========    ===========
     Diluted ......................................  $      0.01    $      0.51
                                                     ===========    ===========

RETAINED EARNINGS:
     Beginning of period ..........................  $   666,235    $   557,088
     Add - net income .............................          672         71,683
     (Deduct) - dividends paid ....................       (6,202)        (6,878)
     Stock repurchases in excess of paid-in capital       (1,035)          --
                                                     -----------    -----------
     End of period ................................  $   659,670    $   621,893
                                                     ===========    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHAW INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND RETAINED EARNINGS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

                                                     NINE MONTHS    NINE MONTHS
                                                        ENDED          ENDED
                                                    September 30,    October 2,
                                                        2000            1999
                                                     -----------    -----------

NET SALES .........................................  $ 3,091,777    $ 3,103,852
COST AND EXPENSES:
     Cost of sales ................................    2,322,354      2,284,455
     Selling, general and administrative ..........      484,920        469,435
     Charge to record additional loss on sale of
         residential retail operations ............       46,574           --
     Charge to record pending settlement of class
         action antitrust litigation ..............       27,500           --
     Restructuring charge .........................        6,600           --
     Interest, net ................................       55,907         46,572
     Other, net ...................................        3,643          2,898
                                                     -----------    -----------
INCOME BEFORE INCOME TAXES ........................      144,279        300,492
PROVISION FOR INCOME TAXES ........................       61,610        123,345
                                                     -----------    -----------
INCOME BEFORE EQUITY IN INCOME OF
     JOINT VENTURES ...............................       82,669        177,147
EQUITY IN INCOME OF JOINT VENTURES ................          857          2,959
                                                     -----------    -----------
NET INCOME ........................................  $    83,526    $   180,106
                                                     ===========    ===========

DIVIDENDS PAID PER COMMON SHARE ...................  $      0.15    $      0.05
                                                     ===========    ===========
EARNINGS PER COMMON SHARE:
     Basic ........................................  $      0.65    $      1.29
                                                     ===========    ===========
     Diluted ......................................  $      0.65    $      1.27
                                                     ===========    ===========

RETAINED EARNINGS:
     Beginning of period ..........................  $   662,967    $   448,665
     Add - net income .............................       83,526        180,106
     (Deduct) - dividends paid ....................      (19,274)        (6,878)
     Stock repurchases in excess of paid-in capital      (61,900)          --
     Translation adjustment .......................       (5,649)          --
                                                     -----------    -----------
     End of period ................................  $   659,670    $   621,893
                                                     ===========    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHAW INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOW
(IN THOUSANDS AND UNAUDITED)

                                                                NINE MONTHS   NINE MONTHS
                                                                   ENDED         ENDED
                                                               September 30,   October 2,
                                                                    2000          1999
                                                               -------------   ---------
OPERATING ACTIVITIES:
     Net income ................................................  $  83,526    $ 180,106
                                                                  ---------    ---------
     Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization .......................     68,623       70,075
           Provision for doubtful accounts .....................     21,851        5,075
           Deferred income taxes ...............................    (11,021)       6,519
           Charge to record additional loss on sale of
              residential retail operations ....................     46,574         --
           Charge to record pending settlement of class
              action antitrust litigation ......................     27,500         --
           Restructuring charge ................................      6,600         --
           Changes in operating assets and liabilities:
                  Accounts receivable ..........................    (47,889)      (2,397)
                  Inventories ..................................   (128,878)     (40,533)
                  Other current assets .........................    (19,520)     (11,226)
                  Accounts payable .............................     40,328       62,714
                  Accrued liabilities ..........................     (2,780)      71,075
                  Other, net ...................................     18,348       (9,460)
                                                                  ---------    ---------
                     Total adjustments .........................     19,736      151,842
                                                                  ---------    ---------
           Net cash provided by operating activities ...........    103,262      331,948
                                                                  ---------    ---------

INVESTING ACTIVITIES:
     Additions to property, plant and equipment ................   (111,413)     (86,702)
     Retirements of property, plant and
         equipment, net ........................................         47          727
     Net proceeds from sale of Australian subsidiary ...........     47,832         --
                                                                  ---------    ---------
           Net cash used in investing activities ...............    (63,534)     (85,975)
                                                                  ---------    ---------

FINANCING ACTIVITIES:
     Increase (decrease) in long-term debt, net ................     84,953     (158,234)
     Dividends paid ............................................    (19,274)      (6,878)
     Purchases of common stock .................................   (135,770)     (79,515)
     Proceeds from exercise of stock options ...................      8,483       12,011
                                                                  ---------    ---------
         Net cash used in financing activities .................    (61,608)    (232,616)
                                                                  ---------    ---------
NET (DECREASE) INCREASE IN CASH AND  CASH
     EQUIVALENTS ...............................................    (21,880)      13,357
CASH AND CASH EQUIVALENTS AT BEGINNING
     OF PERIOD .................................................     34,021       12,555
                                                                  ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .....................  $  12,141    $  25,912
                                                                  =========    =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SHAW INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)
--------------------------------------------------------------------------------

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

2. Accounts Receivable

     The company has entered into agreements pursuant to which it sells a percentage ownership interest in a defined pool of the company's trade receivables to a securitization conduit. As collections reduce accounts receivable included in the pool, the company sells participating interests in new receivables to the conduit to bring the amount in the pool up to the maximum permitted by the agreements. The receivables are sold to the conduit at a discount which reflects, among other things, the conduit's financing cost of issuing its own commercial paper backed by these accounts receivable and accounts receivable sold by other participating entities. The current agreements expire August 29, 2001, but may be extended for additional one-year terms. As of September 30, 2000, the company had approximately $296,710,000 of accounts receivable sold and outstanding under this program.

3. Inventories

     The company uses the last-in, first-out (LIFO) method of valuing substantially all of its inventories. If LIFO inventories were valued at current costs, the inventories would have been $8,668,000 and $46,915,000 lower at September 30, 2000 and January 1, 2000, respectively. Certain of the company's finished goods inventories, representing approximately 8% of total inventories, are valued at the lower of first-in, first-out (FIFO) cost or market.

4. Long-Term Debt

     The company maintains a domestic revolving credit facility which provides for borrowings of up to $1.0 billion and expires in March 2003. The LIBOR-based rate at September 30, 2000 was approximately 7.1%, and borrowings outstanding under this facility totaled $859,000,000. The variable interest rate on a total of $542,813,000 of amounts outstanding under the company's revolving credit facilities has been fixed through various dates through January 2007 by interest rate swap agreements. To provide further financing capacity, the company maintains a 364-day $200 million senior unsecured revolving credit facility which has not been utilized.

5. Earnings Per Share

     Earnings per share for the three and nine month periods ended September 30, 2000 and October 2, 1999 have been computed based upon the weighted average shares and dilutive potential common shares outstanding. The net income amounts presented in the accompanying condensed consolidated statements of income represent amounts available or related to shareholders.

The following table reconciles the denominator of the basic and diluted earnings per share computations:


                                                              Three Months Ended
                                                     September 30, 2000   October 2, 1999
---------------------------------------------------- ------------------   ---------------
Weighted average common shares .....................     123,522,891        137,722,390
Dilutive incremental shares from assumed
    conversions of options under stock option plans.         741,106          2,119,429
----------------------------------------------------     -----------        -----------
Weighted average common shares and
    dilutive potential common shares ...............     124,263,997        139,841,819
----------------------------------------------------     -----------        -----------


                                                              Nine Months Ended
                                                     September 30, 2000   October 2, 1999
---------------------------------------------------- ------------------   ---------------
Weighted average common shares .....................     128,073,069        139,820,506
Dilutive incremental shares from assumed
    conversions of options under stock option plans.         600,137          2,355,566
----------------------------------------------------     -----------        -----------
Weighted average common shares and
    dilutive potential common shares ...............     128,673,206        142,176,072
----------------------------------------------------     -----------        -----------

6. Commitments and Contingencies

     The company has guaranteed certain leases of retail stores sold to Flooring America, Inc. (formerly, The Maxim Group, Inc.) in 1998. During the second quarter 2000, Flooring America filed for protection under Chapter 11 of the U.S. Bankruptcy Code. As a result of Flooring America's reorganization, the company expects to be liable for lease payments under certain of the guarantees. See
Note 11 for the nonrecurring charge recorded in the third quarter of 2000 related to the company's estimated liability under the guarantees.

7. Derivative Financial Instruments

     The company uses interest rate swap agreements to fix interest rates on current and anticipated borrowings to reduce exposure to interest rate fluctuations. Under existing accounting literature, these interest rate swap agreements are accounted for as hedging activities. The net cash paid or received on interest rate hedges is included in interest expense. The company may also employ foreign currency exchange contracts when, in the normal course of business, they are determined to effectively manage and reduce foreign currency exchange fluctuation risk. The company does not enter into financial derivatives for speculative or trading purposes. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 as amended by SFAS No. 137 is effective, and the company expects to adopt this new standard in the company's first quarter of fiscal 2001. The company's management has not determined the impact this new statement will have on the financial statements.

8. Comprehensive Income

     The company has other comprehensive income in the form of cumulative translation adjustments which resulted in total comprehensive income of $672,000 and $71,010,000 for the three months ended September 30, 2000 and October 2, 1999, respectively, and $85,778,000 and $180,923,000 for the nine months ended September 30, 2000 and October 2, 1999, respectively.

9. Stock Repurchases

     During the second quarter ended July 1, 2000, the company purchased and retired 9,364,647 shares of its common stock at a total cost of $134,735,000 under its ongoing share repurchase plan, including 3,991,047 shares purchased at a price of $15.50 per share through a "Dutch Auction" tender offer completed April 26, 2000. No shares were purchased in the third quarter of 2000. The company has approximately 5.6 million shares currently authorized for purchase.

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

     On August 11, 2000, the company reached an agreement in principle to recommend the court approve a settlement of the two class action antitrust suits pending against the company and other carpet manufacturers in the United States District Court in Rome, Georgia. Under the terms of the agreement in principle entered into with the counsel for the plaintiffs, all claims against the company and its affiliates will be dismissed with prejudice, and the company will pay to the plaintiff classes an aggregate settlement amount of $27,500,000, including attorneys fees and costs. In September 2000, the company recorded a charge of $27,500,000 ($16,528,000, net of tax benefit, or $.13 per share) for this settlement which is subject to, among other things, court approval and the execution of a definitive settlement agreement.

     In September 2000, the company recorded a nonrecurring charge totaling $35,449,000 ($21,305,000, net of tax benefit, or $.17 per share) to reflect the estimated liability resulting from certain lease guarantees and commitments as a result of Flooring America Inc.'s filing for protection under Chapter 11 of the U.S. Bankruptcy Code. The estimated liability reflects the company's expected recovery from sub-leasing and other negotiated settlements.

12. Subsequent Event-Merger Agreement with Berkshire Hathaway Inc.

     On September 6, 2000, the company announced that Berkshire Hathaway, Inc. had offered to purchase between 80.1% and 86.0% of its outstanding shares for $19 per share in cash, subject to the approval of the company's board of directors. The offer was not subject to any financing contingencies. The offer was contingent upon Robert E. Shaw, the chairman of the board and chief executive officer, and Julian D. Saul, the president, together with members of their immediate families, each retaining a minimum of 5% ownership interest. Other shares not purchased by Berkshire Hathaway would be owned by other members of management or members of the Shaw and Saul families not included in the 5% ownership requirement.

     On October 19, 2000, the company's board of directors approved the proposed acquisition of Shaw Industries, Inc. by an investor group led by Berkshire
Hathaway, Inc. and including Robert E. Shaw, Chairman and Chief Executive Officer, Julian D. Saul, a director and President of the company, through certain family related entities, William C. Lusk, Jr. and W. Norris Little, directors of the company, and eight other members of the company's management. Following approval by its board of directors, the company entered into a merger agreement with Berkshire Hathaway and a newly-formed corporation which will be owned by the investor group pursuant to which, subject to shareholder and certain regulatory approvals, the company will be acquired by the investor group at $19 per share in cash.

                     SHAW INDUSTRIES, INC. AND SUBSIDIARIES
                ITEM TWO-MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

GENERAL

     The company manufactures, markets and distributes a broad range of soft floor covering products primarily consisting of broadloom tufted carpet. The company also distributes hard floor covering products through its highly developed sales and distribution channels. The company operates in a business environment comprised of numerous small customers and several large retailers and buying groups. Customers of the company in turn market floor covering and other products to retail and other wholesale residential and commercial end-users. Demand for the company's products is primarily a result of multi and single family residential and commercial floor covering replacement, new commercial and multi family residential construction, and, to a lesser extent, new single family residential construction. This demand is driven by such end-user factors as consumer spending on durable goods and general consumer confidence. The company's profitability is dependent upon its ability to efficiently manage changing raw material costs and its integrated manufacturing process to produce products meeting the style, color and quality demanded by its customers and to deliver those products in a timely manner.

     During the quarter ended September 30, 2000, the company had revenues of $1,035.9 million and net income of $.7 million after nonrecurring charges. Margins during the third quarter of 2000 were impacted by increases in raw material and energy costs, primarily related to petrochemical products along with labor costs increases. The company continues to manage the impact of escalating costs through price increases and internal cost reduction efforts.

Nonrecurring charges recorded in the third quarter ended September 30, 2000

     In September 2000, the company recorded a nonrecurring charge totaling $35.4 million ($21.3 million, net of tax benefit, or $.17 per share) to reflect the estimated liability resulting from certain lease guarantees and commitments as a result of Flooring America Inc.'s filing for protection under Chapter 11 of the U.S. Bankruptcy Code. The estimated liability reflects the company's expected recovery from sub-leasing and other negotiated settlements.

     In September 2000, the company also recorded a nonrecurring charge of $27.5 million ($16.5 million, net of tax benefit, or $.13 per share) to reflect an agreement in principle to recommend the court approve a settlement of two class action antitrust lawsuits. Under the terms of the agreement in principle entered into with counsel for the plaintiffs, all claims against the company and its affiliates will be dismissed with prejudice and the company will pay to the plaintiff classes an aggregate settlement amount of $27.5 million, including attorneys fees and costs. The settlement is subject to, among other things, court approval and the execution of a definitive settlement agreement.

Nonrecurring charges recorded in the second quarter ended July 1, 2000

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

     In June 2000, the company recorded a nonrecurring charge totaling $26.5 million ($15.9 million, net of tax benefit, or $.12 per share) to reflect the impact of Flooring America, Inc.'s filing for protection under Chapter 11 of the U.S. Bankruptcy Code. The nonrecurring charge consists of approximately $15.3 million of accounts receivable owed by Flooring America and charged against selling, general and administrative expense in the second quarter 2000 consolidated income statement and approximately $11.1 million of notes and related interest receivable related to the sale of the company's retail operations in 1998. Flooring America's company-owned stores represented the company's single largest customer with annualized sales of approximately $80 million. The company expects some portion of those sales to continue and is working aggressively to replace sales in the affected markets.

Sale of Shaw Industries Australia

     On May 9, 2000, the company completed the sale of Shaw Industries Australia Pty. Ltd. (the company's wholly-owned Australian subsidiary) to Feltex Carpets Limited of New Zealand. The transaction's value was $72.1 million consisting of cash proceeds of $54.3 million and the assumption of debt of $17.7 million and resulted in an immaterial after-tax gain.

Subsequent Event-Merger Agreement with Berkshire Hathaway Inc.

     On September 6, 2000, the company announced that Berkshire Hathaway, Inc. had offered to purchase between 80.1% and 86.0% of its outstanding shares for $19 per share in cash, subject to the approval of the company's board of directors. The offer was not subject to any financing contingencies. The offer was contingent upon Robert E. Shaw, the chairman of the board and chief executive officer, and Julian D. Saul, the president, together with members of their immediate families, each retaining a minimum of 5% ownership interest. Other shares not purchased by Berkshire Hathaway would be owned by other members of management or members of the Shaw and Saul families not included in the 5% ownership requirement.

     On October 19, 2000, the company's board of directors approved the proposed acquisition of Shaw Industries, Inc. by an investor group led by Berkshire
Hathaway, Inc. and including Robert E. Shaw, Chairman and Chief Executive Officer, Julian D. Saul, a director and President of the company, through certain family related entities, William C. Lusk, Jr. and W. Norris Little, directors of the company, and eight other members of the company's management. Following approval by its board of directors, the company entered into a merger agreement with Berkshire Hathaway and a newly-formed corporation which will be owned by the investor group pursuant to which, subject to shareholder and certain regulatory approvals, the company will be acquired by the investor group at $19 per share in cash.

LIQUIDITY AND CAPITAL RESOURCES

     The company's primary capital requirements are for working capital, capital expenditures, stock repurchases and debt service requirements. The company's capital needs are met through a combination of internally generated funds and credit and securitization agreements.

     At September 30, 2000, the company had working capital of $587.7 million, an increase of $5.7 million from working capital of $582.0 million at January 1, 2000. Primary sources of cash during the nine months ended September 30, 2000 were (i) $103.3 million provided by operating activities, consisting of cash earnings of approximately $243.7 million offset in part by working capital needs of approximately $140.4 million, (ii) $85.0 million from additional long-term debt financing and (iii) $47.8 million from the sale of the Australian operation. The primary uses of cash during the nine months ended September 30, 2000 were (i) $111.4 million for additions to property, plant and equipment,
(ii) $135.8 million for repurchases of common stock and (iii) $19.3 million for dividends paid.

     The company manages its capital using EVA(R), ("EVA" is a registered trademark of Stern, Stewart & Company) a financial measurement concept which emphasizes profitability, proper asset allocation, the cost of capital and the creation of shareholder wealth. Effective use of capital and the company's ability to generate cash flow from operations has enabled it to invest in technologies which reduce production costs, generate operating margins that exceed industry averages and pursue its strategy for increasing shareholder value. Capital expenditures for property, plant and equipment, net of retirements, necessary to maintain the company's facilities in modern state-of-the-art condition, expand production capacity and increase efficiency were $111.4 million for the nine months ended September 30, 2000. Management anticipates total capital expenditures and capitalized lease obligations of approximately $30 to $40 million for the remainder of 2000 to expand and upgrade its manufacturing and distribution equipment to improve efficiency.

     The company's primary source of financing is an unsecured revolving credit facility with a banking syndicate. The facility provides for borrowings of up to $1 billion and expires in March 2003. The interest rate on borrowings under this facility is currently based on LIBOR and was approximately 7.1 percent, including applicable margins, at September 30, 2000. Borrowings outstanding under this credit facility at September 30, 2000 were $859 million. To provide further financing capacity, the company maintains a 364-day $200 million senior unsecured revolving credit facility which remained unutilized and available at September 30, 2000.

     The company maintains a receivables securitization program under which the company sells a percentage ownership interest in a defined pool of the company's trade receivables to a securitization conduit. The receivables securitization program expires August 29, 2001, but may be extended for additional one-year terms. As of September 30, 2000, the company had approximately $296.7 million of accounts receivable sold and outstanding under this program.

     During the second  quarter of 2000, the company  repurchased  approximately
9.4 million shares of its common stock at a total cost of $134.7 million under its ongoing share repurchase program. Repurchases included the "Dutch Auction" tender offer completed in April 2000 under which the company repurchased approximately 4.0 million shares at a price of $15.50 per share. Share repurchases were funded from operations and existing credit facilities as well as proceeds from the sale of the company's Australian subsidiary. The company has approximately 5.6 million shares currently authorized for purchase under its program.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 Compared to Three Months Ended October 2, 1999

     Net sales for the quarter ended September 30, 2000 decreased to $1,035.9 million from $1,082.9 for the same period last year. Sales were down approximately 1.4% for the quarter, excluding sales from the company's Australian subsidiary which was sold at the beginning of May 2000, on higher sales prices but generally lower volumes.
     Gross margin decreased to 23.2 percent from 27.0 percent of net sales. The decrease resulted from increases in raw material and other energy costs during the quarter primarily related to petrochemical products and labor cost increases.
     Selling, general and administrative expenses for the third quarter of 2000 were $152.9 million, or 14.8 percent of net sales, compared to $156.8 million, or 14.5 percent of net sales, in the comparable period of 1999.
     As previously discussed, the third quarter of 2000 includes two nonrecurring charges. The company recorded a nonrecurring charge of $27.5 million in preparation for the settlement of two class action antitrust lawsuits, including attorney fees and costs. The company also recorded a nonrecurring charge totaling $35.4 million to reflect additional losses resulting from lease guarantees and commitments as a result of the bankruptcy of Flooring America.
     Interest expense for the current period was $20.5 million compared to $15.3 million in the third quarter of 1999 as a result of both higher borrowings and higher interest rates.
     The effective  income tax rate for the third  quarter of 2000  increased to
94.5 percent from 40.9 percent for the third quarter of 1999. The higher effective income tax rate for the third quarter of 2000 is a function of lower income and the effect of non-deductible permanent tax items.

Nine Months Ended  September  30, 2000  Compared to Nine Months Ended October 2,
1999

     Net sales for the nine months ended September 30, 2000 decreased to $3,091.8 million from $3,103.9 million in the same period last year. Excluding sales from the company's Australian subsidiary which was sold at the beginning of May 2000, sales grew approximately 1.3% for the nine months.
     Gross margin decreased to 24.9 percent from 26.4 percent last year. Increases in raw material and other energy costs in the second and third quarters of this year offset cost improvements gained in the first quarter.
     Selling, general and administrative expenses for the current nine month period were $484.9 million, or 15.7 percent of net sales, compared to $469.4 million, or 15.1 percent of net sales, in the comparable period of 1999. The nine months of 2000 include the previously discussed $15.3 million write-off of accounts receivable from Flooring America.
     The nine months ended September 30, 2000 also includes the previously discussed nonrecurring charges of $27.5 million related to the potential settlement of two class action antitrust lawsuits, and the $35.4 million charge for lease guarantees and commitments as a result of Flooring America's bankruptcy. The nine months also includes nonrecurring charges of $6.6 million related to a restructuring of the company's residential sales force and $11.1 million of notes and related interest receivable owed by Flooring America related to the sale of the company's retail operations in 1998.

     Interest expense for the current nine month period was $55.9 million compared to $46.6 million in the first nine months of 1999 as a result of both higher borrowings and higher interest rates.

     The effective income tax rate for the first nine months of 2000 increased to 42.7 percent from 41.0 percent for the first nine months of 1999. The higher effective income tax rate for the first nine months of 2000 is a function of lower income and the effect of non-deductible permanent tax items.

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

     (B) A report on Form 8-K was filed on September 6, 2000 reporting an offer by Berkshire Hathaway, Inc. to purchase up to 86% of the outstanding shares of Shaw Industries, Inc.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      SHAW INDUSTRIES, INC.
                                                 -------------------------------
                                                        (The Registrant)


DATE:    November 1, 2000                        /s/  Robert E. Shaw
---------------------------                      -------------------
                                                 Robert E. Shaw
                                                 Chairman of the Board and
                                                 Chief Executive Officer

DATE:    November 1, 2000                        /s/  Kenneth G. Jackson
---------------------------                      -----------------------
                                                 Kenneth G. Jackson
                                                 Executive Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)